Form 10-K
period 2012-12-31
INTERVEST BANCSHARES CORP
filed 2013-02-28
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended DECEMBER 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer          Accelerated Filer           Non-accelerated Filer  XX     Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes_ No XX.

The aggregate market value of 19,380,840 shares of the Registrant’s common stock outstanding on June 29, 2012 (which excludes a total of 2,209,849 shares held by affiliates) was $74,228,617. This value is computed by reference to the closing sale price of $3.83 per share on June 29, 2012 of the Registrant’s common stock on the NASDAQ Global Select Market.

At the close of business on January 31, 2013, there were 21,919,289 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held in May 2013 are incorporated by reference into Part III of this Form 10-K.

Intervest Bancshares Corporation and Subsidiaries

2012 ANNUAL REPORT ON FORM 10-K

PART I

The disclosures and discussions set forth in this report on Form 10-K are qualified by the next two paragraphs that follow and by “Item 1A Risk Factors.”

Private Securities Litigation Reform Act Safe Harbor Statement

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: the regulatory agreements to which we are currently subject to and any operating restrictions arising therefrom including availability of regulatory approvals or waivers; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL and AMT carryforwards; and our ability to attract and retain key members of management. We assume no obligation to update any forward looking statements. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of this report and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

Available Information

Intervest Bancshares Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and any amendments to those reports, can be obtained (excluding exhibits) without charge by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza (Suite 400) New York, New York 10020. In addition, the reports (with exhibits) are available on the Securities and Exchange Commission’s website at www.sec.gov. Intervest Bancshares Corporation also has a website at www.intervestbancsharescorporation.com that is used for limited purposes. Intervest National Bank has a website at www.intervestnatbank.com. The information on both of these web sites is not and should not be considered part of this report and is not incorporated by reference in this report.

Item 1. Business

Description of Business

Intervest Bancshares Corporation (IBC) is a bank holding company incorporated in 1993 under the laws of the State of Delaware and its common stock trades on the Nasdaq Global Select Market under the symbol IBCA. IBC is the parent company of Intervest National Bank (INB) and owns 100% of its capital stock. IBC’s primary purpose is the ownership of INB. It does not engage in any other business activities other than, from time to time, a limited amount of real estate mortgage lending, including the participation in loans originated by INB. IBC from time to time may issue debt and equity securities as needed to raise funds for working capital purposes.

IBC also owns 100% of the capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V), all of which are unconsolidated entities for financial statement purposes. The trusts do not conduct business and were formed prior to 2006 for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. Prior to 2011, IBC also owned 100% of Intervest Mortgage Corporation (IMC) whose business had focused on a limited amount of commercial and multifamily real estate lending funded by the issuance of its subordinated debentures in public offerings. IMC ceased doing business and was merged into IBC effective January 1, 2011, and IMC’s then remaining net assets of $9.5 million were transferred to IBC.

INB is a nationally chartered commercial bank that opened on April 1, 1999 and accounts for 99% of our assets. In addition to its headquarters and full-service banking office in Rockefeller Plaza in New York City, INB has a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB also has an ownership interest in a number of limited liability companies whose sole purpose is to own title to real estate INB acquires through foreclosure.

References to “we,” “us” and “our” in this report refer to IBC and its consolidated subsidiaries on a consolidated basis, unless otherwise specified. The offices of IBC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

Our business is banking and real estate lending conducted through INB’s operations. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public. It also provides internet banking services through its web site www.intervestnatbank.com. INB solicits deposit accounts from individuals, small businesses and professional firms located throughout its primary market areas in New York and Florida by offering of a variety of deposit products and providing online and telephone banking. INB’s web site also attracts deposit customers from both within and outside its primary market areas. INB uses these deposits, together with funds generated from its operations, principal repayments of loans and securities and other sources, to originate mortgage loans secured by real estate and to purchase investment securities.

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

Our revenues consist of interest, dividends and fees earned on our interest-earning assets, which are comprised of mortgage loans, securities and other short-term investments, and noninterest income. Net interest income is the difference between interest income generated from our interest-earning assets and interest expense incurred on our interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

Our noninterest income is derived mostly from loan and other banking fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, we may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and/or interest in certain cases in accordance with the prepayment provisions in the mortgage loan. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted with certainty and can fluctuate significantly. Normally, the number of mortgage loans that are prepaid tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans we originate, we may still experience loan prepayments notwithstanding the effects of movements in interest rates. Loan prepayment income can be significant to our net operating results.

Our expenses consist of interest paid on our interest-bearing liabilities, which are comprised of deposits, borrowed funds, as well as our operating and general expenses. Our noninterest expenses are derived primarily from the following: salaries and employee benefits; occupancy and equipment; data processing; advertising and promotion; professional fees and services; FDIC insurance; general insurance; real estate activities; and other operating and general expenses. We also record provisions for loan and real estate losses and income tax expense or benefit.

Our profitability is affected by all the factors discussed above and is also significantly influenced by general and local economic conditions and changes in real estate values in the New York City metropolitan area and the State of Florida, our primary market areas, and by related monetary and fiscal policies of banking regulatory agencies, including the Federal Reserve Bank of New York (FRB) and the FDIC.

INB is subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (OCC). IBC is subject to examination and regulation by the FRB and is also a participant in the U.S. Treasury’s Capital Purchase Program. As discussed elsewhere in this report, INB and IBC are party to formal agreements with their respective primary regulators since early 2010 which also affects our business.

Business Strategy

Our business strategy is to attract deposits and use those deposits along with other funds to originate commercial and multifamily real estate loans on a profitable basis, while maintaining the combination of efficient customer service and loan underwriting, a low-cost infrastructure and a strong capital position in excess of the well-capitalized standards to support our current operations and potential future growth.

We rely upon the relationships we have developed with our borrowers and brokers with whom we have done business in the past as primary sources of new loans. We believe that our extensive experience with commercial and multifamily real estate lending coupled with our ability to rapidly and efficiently analyze, process and close mortgage loans gives us a competitive advantage.

Our goal is to deliver personalized service and respond with flexibility to customer needs. We consider the ability of our management to be both accessible and responsive to both brokers and borrowers as a core strength of our organization, and one of the reasons we can make timely decisions on lending opportunities. Our senior lending officers have extensive lending expertise with excellent reputations and are known in the market for their flexibility, ability to structure deals and for honoring commitments. We provide a high level of service due to our knowledge of our customer-base and the market areas we serve. We believe all the aforementioned factors distinguish us from larger banks that operate in our primary market areas.

Our lending model focuses on acquisition loans for income producing properties that have sufficient cash flow to support the loan’s debt service and have rents that are below market with the likelihood of increasing over time. Our lending activities are comprised almost entirely of the origination for our loan portfolio of first mortgage loans secured by commercial and multifamily real estate. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans. We generally lend in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida.

Market Area for Deposits

Our primary market area for our New York office is the New York metropolitan area, consisting of the five boroughs of New York City and the areas surrounding them. New York City is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. It also has a vibrant and diverse business community with many businesses and professional service firms. Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies, which have, in turn, attracted many smaller companies, particularly within the service industry. At June 30, 2012, INB ranked 35th out of 91 financial institutions in Manhattan with a deposit market share of 0.10%. Total market deposits in Manhattan at that date exceeded $682 billion. INB’s branch in Rockefeller Center had a deposit size of $663 million at June 30, 2012 compared to a $987 million average branch size of all financial institutions operating in Manhattan.

Our primary market area for our Florida offices is Pinellas County, which is the most populous county in the Tampa Bay area of Florida. This area also has many seasonal residents. The Tampa Bay area is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). At June 30, 2012, INB ranked 7th out of 36 financial institutions in Pinellas County with a deposit market share of 3.18%. Total market deposits in Pinellas County at that date exceeded $29 billion. INB’s Florida branches had an average deposit size of $152 million per branch at June 30, 2012 compared to a $92 million average branch size of all financial institutions operating in Pinellas County. INB’s deposit-gathering market also includes its internet web site: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market areas.

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

Lending Activities

General.  Our lending activities focus on acquisition loans, and to a lesser extent loans to refinance existing mortgages, on income producing properties that have sufficient cash flow to support the loan’s debt service as well as rents that we believe are below market with the likelihood of increasing over time. Our lending activities are comprised almost entirely of the origination for our loan portfolio of first mortgage loans secured by commercial and multifamily real estate (including rental cooperative/condominium apartment buildings, office buildings, mixed-use properties, retail shopping centers, hotels, restaurants, industrial buildings, warehouses, parking lots/garages, mobile home parks, self-storage facilities and some vacant land). We also offer commercial and consumer loans, although we do emphasize such lending.

Sources of Loans. Historically, mortgage brokers have been the source of substantially all of the real estate loans we originate. The brokers are paid a fee by the borrower upon the funding of the loan. Our reputation within the real estate community, with both borrowers and brokers, is critical to our ability to originate loans and generate revenue therefrom. To a lesser extent, our loan originations are also derived from advertising in newspapers and trade journals, existing customers, direct solicitation by our officers and walk-in customers. Our volume of loan originations is dependent on a number of factors, including loan demand and whether the terms and credit risks associated with potential new loans are suitable for our portfolio and meet our underwriting standards.

Lending Areas.  We tend to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. Historically, the bulk of our multifamily lending activity has been in the New York City market. Many of the multifamily properties located in New York City and surrounding boroughs consist of pre- and post-war walkup, elevator and loft buildings, including brownstones and townhouses, and they may also be subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents and the property’s cash flow, which may in turn limit the borrower’s ability to repay those mortgage loans. Outside of New York, nearly all of our loans on multifamily properties are garden style apartments, which refer to a large development of small apartment buildings perhaps two to four stories tall. A large number of the properties in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. At December 31, 2012, we also had loans on properties in Connecticut, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee and Virginia.

Lending Policies and Criteria.  Our lending activities are conducted pursuant to INB’s Board-approved written policies and defined lending limits, including the types and amounts of loans we can originate. As a national bank, INB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of INB’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. INB’s internal policy requires full approval of its Board if any loan application amount exceeds 5% of its regulatory capital or exceeds 7.5% of regulatory capital for its loan-to-one-borrower limit.

In originating real estate loans, we primarily consider the net operating income generated by the underlying property to support the loan’s debt service, including whether the rents are below market, the marketability and value of the property, the financial resources, income level and managerial expertise of the borrower with respect to the property, and any lending experience we may have with the borrower. All new loans are referred to one of our two senior lending officers, our Chairman and INB’s President, both of whom have substantial experience in commercial and multifamily real estate lending. Generally, all loans that we originate must be first reviewed and approved by INB’s Loan Committee, which is comprised of three members of its Board of Directors, one of whom is also our Chairman.

As part of our policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on loans originated by us typically do not exceed 80% and in practice, rarely exceed 75%. Additionally, debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) typically are not less than 1.2 times. For loans on properties where there is limited or no cash flow being generated (including land loans), we rely on capable hands-on owners who, over time, can improve the property and cash flow therefrom and are able to meet the loan’s debt service requirements through their other verified sources of income, while such improvements are being made.

Our underwriting procedures require the following: an appraisal of the property securing the mortgage loan that is performed by a licensed or certified appraiser approved by us to determine the property’s adequacy as collateral; a physical inspection of the property by us; mortgage title insurance; flood insurance when required; fire insurance; casualty, liability and boiler and machinery insurance; and environmental surveys. In addition, we have an internal and external appraisal review process to monitor and evaluate third-party appraisals. We also perform other analyses which may include: the condition and use of the subject property; the property’s income-producing capacity and its current level of rents; and the quality, experience and financial creditworthiness of the property’s owner. Credit reports and other verifications, including searches related to the requirements of the Office of Foreign Assets Control (OFAC) and the USA Patriot Act, are obtained to substantiate specific information relating to the applicant’s income, credit standing and legal status. We may also require personal guarantees from the principals of our borrowers as additional security, although loans are often originated on a limited recourse basis. Our mortgage loans are also not insured or guaranteed by governmental agencies. In the event of a default, our ability to ultimately recover our investment in the loan is dependent upon the market value of the mortgaged property.

Lending Risks. Commercial and multifamily real estate loans are generally considered to have more credit risk than traditional single family residential loans because these loans tend to involve larger loan balances and their repayment is typically dependent upon the successful operation and management of the underlying real estate. Included in this category are loans we originate on vacant or substantially vacant properties, all of which typically have limited or no income streams and depend upon other sources of cash flow from the borrower for repayment, which add an additional element of risk. Our vacant land loans normally have no income streams and also depend upon other sources of cash flow from the borrower for repayment. We define substantially vacant properties as follows: commercial real estate - occupancy of less than 70% of rentable square feet; and for multifamily - occupancy of less than 70% of rentable apartments. At December 31, 2012, we had approximately $55 million of such loans.

We also have certain loans categorized as 1-4 family loans, which consist almost entirely of loans secured by blocks of investor-owned individual condominium dwelling units. We normally make these loans to investors who purchase multiple condo units that remain unsold after a condo conversion or the unsold units in a new condo development. The units are normally rented for a number of years until the economy improves and the units can be sold as originally intended. Nearly all of these loans are in our Florida market. Although these loans are classified necessarily as 1-4 family as required by regulatory guidance, they are underwritten by us in accordance with our commercial and multifamily underwriting polices and their risk characteristics are essentially the same as our multifamily real estate lending, and we risk weight them for regulatory capital purposes at 100%. All the above loans require ongoing evaluation and monitoring since they may be affected to a greater degree by adverse conditions in the real estate markets or the economy or changes in government regulation.

Loan Terms. Historically we have originated short-term loans with balloon payments at maturity and with terms of no more than 5 years and with either fixed or variable interest rates, including loans with predetermined interest rate increases over the life of the loan. Our real estate loans typically provide for periodic payments of interest and principal during the term of the loan, with the remaining principal balance and any accrued interest due at the maturity date. Loans with balloon payments at maturity require a substantial part of or the entire original principal amount to be paid in one lump sum payment at maturity. If the net revenue from the property, or other sources of cash flow from the borrower, is not sufficient to make all debt service payments due on the loan or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (through refinancing the loan, sale of the property or otherwise) to make the lump sum payment, we could sustain a loss on our loan.

We normally charge loan origination fees on the mortgage loans we originate based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid (which we may refer to as an exit fee). We record this contractual exit fee as a receivable when the loan is originated. The total of origination and exit fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to the loan’s yield. We also earn other fee income and charges from the servicing of the loans we originate. We may also experience loan prepayments and re-investment risk associated with the resulting proceeds.

Recent Lending Trends. Recent conditions in the marketplace as described below have resulted in a large number of our loans originated prior to 2010 to be repaid through refinancing by other institutions and our new loan originations being more weighted towards commercial real estate loans, with an emphasis on mixed-use properties and retail strip centers in the New York City metropolitan area. We have also increased our lending over the last two years on loans to investors that are secured by blocks of 1-4 family condominiums due to attractive collateral values and yields in this market, particularly in our Florida market.

Over the past few years, due to increased liquidity in the banking system and widespread increasing competition for real estate loans, particularly multifamily loans in the New York City metropolitan area, the effective loan rates for both multifamily and commercial real estate loans have been driven down substantially from historical levels, with rates most recently being offered at 3% or below for 5 to 10 year multifamily balloon product, with a portion being interest only loans. In addition to this aggressive pricing by our competitors, government agency programs have increased the attractiveness of these loans and have further fueled interest rate and term competition. Further, the low interest rates have driven up the size of these loans in relation to the value of the underlying collateral. We have also seen a shift over the years of rental properties being converted to condominium or cooperative status which takes them out of the normal multifamily market. All of these conditions have reduced what we believe to be suitable lending opportunities for us during the past few years, particularly in the multifamily real estate market.

The trend described above, in addition to gradually reducing the overall yield on our loan portfolio as well as that of the banking industry in general, has caused our total commercial real estate loans as a percentage of our total loans to increase since the end of 2008 from 63% to 77% at December 31, 2012, while our multifamily loans, inclusive of loans on investor owned condominiums, as a percentage of total loans has decreased from 35% to 23%. The average yield on our entire loan portfolio has also declined from 6.48% in 2008 to 6.06% in 2012.

Additionally, during the same time frame, as a result of competitive market conditions, lower pricing in originating loans and borrower preference for fixed-rate product, we have originated nearly all fixed-rate loans with somewhat longer maturities. Fixed-rate loans constituted approximately 89% of our loan portfolio at December 31, 2012. The portfolio had a weighted average life of approximately 3.9 years at December 31, 2012, compared with 3.0 years at December 31, 2008. We cannot predict whether all the trends or factors noted above will continue for an additional extended period and how they will impact our loan origination volumes and profitability over the long term.

At December 31, 2012, our real estate loans consisted of 538 loans with an aggregate principal balance of $1.11 billion and an average loan size of $2.1 million. Loans with principal balances of more than $10 million consisted of 10 loans with an aggregate principal balance of $129 million, with the largest loan being $16.7 million. Loans with principal balances of $5 million to $10 million consisted of 38 loans and aggregated to $246 million.

The two tables that follow set forth information regarding the loan portfolio.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Commercial real estate loans	$852,213	$864,470	$948,275	$1,128,646	$1,081,865
Multifamily loans	208,699	277,096	375,448	524,624	597,363
One to four family loans	41,676	12,940	5,148	5,248	2,822
Land loans	7,167	11,218	12,550	32,934	31,430
Commercial business loans	949	1,520	1,454	1,687	684
Consumer loans	359	329	107	616	373
Loans receivable, gross	1,111,063	1,167,573	1,342,982	1,693,755	1,714,537
Deferred loan fees	(3,597)	(3,783)	(5,656)	(7,591)	(8,826)
Loans receivable, net of deferred fees	1,107,466	1,163,790	1,337,326	1,686,164	1,705,711
Allowance for loan losses	(28,103)	(30,415)	(34,840)	(32,640)	(28,524)
Loans receivable, net	$1,079,363	$1,133,375	$1,302,486	$1,653,524	$1,677,187
Yield earned on loan portfolio during the year	6.06%	6.45%	6.36%	6.16%	6.48%

	At or For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Loans that were on nonaccrual status	$45,898	$57,240	$52,923	$123,877	$108,610
Loans restructured and on accrual status	20,076	9,030	3,632	97,311	-
Accruing loans contractually past due 90 days or more	4,391	1,925	7,481	6,800	1,964
Interest income not recorded on nonaccrual loans	629	782	2,850	8,950	7,999

The table below sets forth information regarding loans of more than $10 million at December 31, 2012.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate	Maturity Date	Days Past Due	Status
Retail	White Plains, New York	$ 16,724	4.30%	Apr 2017	None	Accrual
Hotel	Orlando, Florida	16,000	5.00%	Jan 2018	None	Accrual
Office building	New York, New York	15,612	6.00%	Aug 2013	None	Accrual
Office building	Miami, Florida	14,834	5.00%	Oct 2018	None	TDR-nonaccrual (1)
Hotel	New York, New York	11,320	4.00%	Dec 2016	None	Accrual
Office building	Fort Lauderdale, Florida	11,245	6.00%	May 2016	None	Accrual
Retail	Brooklyn, New York	11,044	6.00%	Nov 2013	None	Accrual
Hotel	New York, New York	10,835	6.00%	Jul 2014	None	Accrual
Retail	Manorville, New York	10,462	6.25%	Sep 2024	None	Accrual
Retail	New York, New York	10,425	4.50%	Jul 2022	None	Accrual
		$128,501

(1)

Loan restructured in June 2011 and was performing in accordance with its restructured terms. Monthly payments are interest only at 5.00% through June 2013. Beginning July 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of December 31, 2012.

The table below sets forth the activity in the net loan portfolio.

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Loans receivable, net, at beginning of year	$1,133,375	$1,302,486	$1,653,524	$1,677,187	$1,592,439
Originations	241,541	82,107	76,623	200,145	386,892
Principal repayments and sales	(291,050)	(243,698)	(287,248)	(186,430)	(267,490)
Transfers to foreclosed real estate	(4,689)	(4,375)	(40,885)	(27,748)	(25,070)
Chargeoffs	(3,152)	(9,598)	(100,146)	(8,103)	(4,227)
Recoveries	840	155	883	1,354	-
Net decrease in deferred loan fees	186	1,873	1,935	1,235	1,574
Net decrease (increase) in allowance for loan losses	2,312	4,425	(2,200)	(4,116)	(6,931)
Loans receivable, net, at end of year	$1,079,363	$1,133,375	$1,302,486	$1,653,524	$1,677,187

The following table sets forth information regarding loans outstanding at December 31, 2012 by year of origination:

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$ 171,745	16%	$ -	-%	$ -	-%
2005	68,494	6	9,395	14	4,260	6
2006	96,488	9	4,105	4	3,155	3
2007	166,767	15	45,714	27	27,839	17
2008	188,551	17	4,791	3	4,192	2
2009	110,755	10	4,515	4	-	-
2010	26,269	2	2,738	10	2,496	10
2011	57,743	5	-	-	-	-
2012	224,251	20	3,956	2	3,956	2

	$1,111,063	100%	$75,214	7%	$45,898	4%

(1)	Does not consider those loans that have been extended or renewed since the date of original origination.

The table below sets forth information regarding the credit quality of the loan portfolio based on internally assigned ratings (as defined in note 1 to the financial statements in this report).

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Pass rated loans	$1,016,424	$1,071,550	$1,216,615	$1,384,452	$1,529,164
Special mention rated loans	19,425	16,062	40,259	131,191	58,322
Substandard rated loans	75,214	79,249	86,108	178,112	127,051
Doubtful rated loans	-	712	-	-	-
Total loans	$1,111,063	$1,167,573	$1,342,982	$1,693,755	$1,714,537

The table below sets forth information regarding the credit quality of the loan portfolio at December 31, 2012 by major category based on internally assigned ratings.

($ in thousands)	Pass	Special Mention	Substandard	Total
Commercial real estate loans	$775,136	$17,041	$60,036	$852,213
Multifamily loans	193,738	2,384	12,577	208,699
One to four family loans	41,676	-	-	41,676
Land loans	4,566	-	2,601	7,167
Commercial business loans	949	-	-	949
Consumer loans	359	-	-	359
Total loans	$1,016,424	$19,425	$75,214	$1,111,063

The table that follows summarizes loans rated substandard and doubtful at the dates indicated.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Loans on nonaccrual status	$45,898	$57,240	$52,923	$123,877	$108,610
TDRs on accruing status	20,076	9,030	3,632	37,782	-
Other non-impaired accruing loans (1)	9,240	13,691	29,553	16,453	18,441
Total substandard and doubtful rated loans (2)	$75,214	$79,961	$86,108	$178,112	$127,051

(1)

Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired.

(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

The table below sets forth the geographic distribution of the loan portfolio.

	At December 31,
	2012		2011		2010		2009		2008
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
New York	$717,141	65%	$763,770	65%	$916,485	68%	$1,123,300	66%	$1,122,459	66%
Florida	286,619	26	291,797	25	310,560	23	392,712	23	403,553	23
Other States	107,303	9	112,006	10	115,937	9	177,743	11	188,525	11
	$1,111,063	100%	$1,167,573	100%	$1,342,982	100%	$1,693,755	100%	$1,714,537	100%

The table below sets forth the scheduled contractual principal repayments of the loan portfolio.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Due within one year	$211,273	$211,548	$248,566	$290,761	$377,081
Due over one to five years	608,558	719,439	858,184	1,088,987	941,504
Due over five years	291,232	236,586	236,232	314,007	395,952
	$1,111,063	$1,167,573	$1,342,982	$1,693,755	$1,714,537

The table below sets forth the scheduled contractual principal repayments of the loan portfolio by type.

	At December 31, 2012
($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total
Commercial real estate	$171,241	$448,760	$232,212	$ 852,213
Multifamily	33,872	132,683	42,144	208,699
One to four family	-	25,514	16,162	41,676
Land	5,261	1,491	415	7,167
Commercial business	586	64	299	949
Consumer	313	46	-	359
	$211,273	$608,558	$291,232	$1,111,063

The table below sets forth the types of properties securing the real estate loan portfolio.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Commercial Real Estate:
Retail	$533,534	$457,865	$492,596	$546,199	$550,905
Office buildings	144,736	210,064	239,047	294,637	265,123
Industrial/warehouses	26,912	67,061	77,890	96,646	83,903
Hotels	68,192	54,841	55,044	94,266	93,168
Mobile home parks	23,170	23,025	21,082	23,391	21,351
Parking lots/garages	23,456	23,896	25,488	26,332	29,010
Other	32,213	27,718	37,128	47,175	38,405
Multifamily	208,699	277,096	375,448	524,624	597,363
One to four family	41,676	12,940	5,148	5,248	2,822
Land	7,167	11,218	12,550	32,934	31,430
	$1,109,755	$1,165,724	$1,341,421	$1,691,452	$1,713,480

The table below sets forth the location of properties securing the real estate loan portfolio at December 31, 2012.

($ in thousands)	New York	Florida	Other States	Total
Commercial Real Estate:
Retail	$381,656	$94,063	$ 57,815	$533,534
Office buildings	68,674	46,965	29,097	144,736
Industrial/warehouses	23,854	2,412	646	26,912
Hotels	37,778	30,414	-	68,192
Mobile home parks	-	21,487	1,683	23,170
Parking lots/garages	23,456	-	-	23,456
Other	27,102	5,111	-	32,213
Multifamily	151,712	42,172	14,815	208,699
One to four family	1,790	38,776	1,110	41,676
Land	930	4,151	2,086	7,167
Total real estate loans	$716,952	$285,551	$107,252	$1,109,755
Loans on nonaccrual status	$ 6,764	$36,751	$ 2,383	$45,898

For additional information concerning the loan portfolio, see note 3 to the financial statements in this report.

Asset Quality

In addition to our underwriting standards discussed previously, after a loan is originated, we undertake various steps (such as an annual physical inspection of the subject property and periodic monitoring of loan documentation, rent rolls, cash flows and the value of the property securing the loan) with the objective of quickly identifying, evaluating and initiating corrective actions if necessary.

We constantly monitor the payment status of our loans and pursue a timely follow-up on any delinquencies, including initiating collection procedures even before a loan is 90 days past due, as deemed necessary. We also assess substantial late fees on delinquent loan payments and other service charges.

Our loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of us not recovering amounts due from our borrowers. The credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the real estate securing the loan. A borrower’s ability to pay in the case of multifamily and commercial real estate loans is typically dependent on the cash flow generated by underlying property, which can be impacted by economic conditions. Other factors, such as unanticipated expenditures or changes in financial and real estate markets, may also impact a borrower’s ability to pay. Real estate values are also impacted by a variety of other factors including collection or foreclosure delays. Additionally, political issues, including armed conflicts, acts of terrorism, or natural disasters, such as hurricanes, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions. All of these factors can affect the rents and occupancy levels of the collateral properties, which in turn affect their market value and the amounts we may recover in the event of a default.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. Our loan portfolio is concentrated in commercial real estate and multifamily mortgage loans. The properties securing these loans are also concentrated in two states, New York and Florida. Many of the properties securing our loans are also located in geographical areas that are being revitalized or redeveloped, which can be impacted more severely by a downturn in real estate values.

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

We estimate the fair value of the properties that collateralize our impaired loans based on a variety of information, including third party appraisals and our management’s judgment of other factors. Our internal policy is to obtain externally prepared appraisals (or in limited cases indications of value from licensed appraisers or local real estate brokers) as follows: for all impaired loans; for restructured or renewed loans; upon classification or downgrade of a loan; upon accepting a deed in lieu of foreclosure; upon transfer of a loan to foreclosed real estate; and at least annually thereafter for all of our impaired and substandard rated loans and real estate owned through foreclosure. In addition to obtaining appraisals, we also consider the knowledge and experience of our two senior lending officers (our Chairman and INB’s President) and INB’s Chief Credit Officer related to values of properties in our geographical market areas. These officers take into account various information, including: local and national real estate market data provided by third parties; the consideration of the type, condition, location and occupancy of the specific collateral property as well as the current economic conditions and demand for the specific property in the area the property is located in assessing our internal estimates of fair value. Additionally, we require that all third-party appraisals we receive be reviewed by a different external appraiser for reasonableness.

From time to time, we may restructure a loan. A loan that we restructure, for economic or legal reasons related to a borrower’s financial difficulties, and for which we have granted certain concessions to the borrower that we would not otherwise have considered is considered a troubled debt restructure or TDR. These concessions are made to provide payment relief generally consisting of the deferral of principal and or interest payments for a period of time, a partial reduction in interest payments or an extension of the maturity date. In determining if a concession has been made, we also consider if the borrower is able to access funds in the general market place at a market rate for debt with similar risk characteristics as the restructured debt. A loan that is extended or renewed at a stated interest rate equal to the current interest rate for a new loan originated by us with similar risk is not reported as a TDR.

We normally place a TDR on nonaccrual status upon restructure and subsequently return the TDR to an accrual status if the ultimate collectability of all contractual principal is assured, and the borrower has demonstrated satisfactory payment performance either before or after the restructuring, usually consisting of a minimum six-month period.

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

After foreclosure, we periodically perform market valuations (which includes obtaining an appraisal of the collateral property at least annually) and, based on these valuations, the property is carried at the lower of its cost basis or estimated fair value less estimated selling costs. Changes in the valuation allowance of the property are charged to the “Provision for Real Estate Losses”. Revenues and expenses from operations of the property are included in the caption “Real Estate Activities Expenses.”

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans:
Loans past due 90 days or more	$ 5,651	$ 7,216	$14,215	$100,209	$100,383
Loans past due 31-89 days (1)	-	2,792	15,965	-	1,272
Loans past due 0-30 days (1)	3,956	1,526	1,269	-	6,955
TDR loans past due 0-30 days (2)	36,291	45,706	21,474	23,668	-
Total loans on nonaccrual status	45,898	57,240	52,923	$123,877	$108,610
Real estate acquired through foreclosure	15,923	28,278	27,064	31,866	9,081
Investment securities on a cash basis (3)	3,721	4,378	2,318	1,385	-
Total assets considered nonperforming	$65,542	$89,896	$82,305	$157,128	$117,691
TDR loans on accruing status and 0-30 days past due (4)	$20,076	$ 9,030	$ 3,632	$ 97,311	$ -
Loans past due 90 days or more and still accruing (5)	4,391	1,925	7,481	6,800	1,964
Loans past due 60-89 days and still accruing	-	3,894	4,008	5,907	18,934
Loans past due 31-59 days and still accruing	15,497	24,876	7,356	1,385	9
Nonaccrual loans to total gross loans	4.13%	4.90%	3.94%	7.31%	6.33%
Nonperforming assets to total assets	3.93%	4.56%	3.97%	6.54%	5.18%
Allowance for loan losses to total net loans	2.54%	2.61%	2.61%	1.94%	1.67%
Allowance for loan losses to nonaccrual loans	61.23%	53.14%	65.83%	26.35%	26.26%

(1) We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on nonaccrual loans is recognized on a cash basis (or when collected) if the outstanding principal is determined to be collectible.

(2) Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term and are current as to payments and performing in accordance with their restructured terms, but are required to be classified nonaccrual in accordance with regulatory guidance. At December 31, 2012, such loans totaled $36 million and were yielding 4.67% on a weighted average basis. Interest income from payments on such classified loans is also recognized on a cash basis. A TDR that is on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance either before or after the restructuring (usually for a period of no shorter than six months). We have a number of TDRs (which aggregated to 7 loans or $18.9 million at December 31, 2012) that have been partially charged-off (by a cumulative total of $7.8 million as of December 31, 2012). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due on all of the TDRs.

(3) See note 3 to the financial statements included in this report for a discussion of these securities.

(4) Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term and are maintained on accrual status. At December 31, 2012, all loans were performing and current and they had a weighted-average yield of approximately 5.48%.

(5) At December 31, 2012, the balance consisted of two loans that have matured and the borrowers were making monthly loan payments. The loans were in the process of being extended as of December 31, 2012.

The table below summarizes the change in total loans on nonaccrual status for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009
Balance at beginning of year	$57,240	$52,923	$123,877	$108,610
Net new additions	14,632	36,317	87,933	80,471
Transfers to accruing TDR category	(6,403)	-	-	-
Principal repayments and sales	(11,730)	(18,144)	(64,625)	(29,353)
Chargeoffs	(3,152)	(9,481)	(53,377)	(8,103)
Transfers to foreclosed real estate	(4,689)	(4,375)	(40,885)	(27,748)
Balance at end of year	$45,898	$57,240	$52,923	$123,877

The table below summarizes the change in TDRs on accrual status for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009
Balance at beginning of year	$ 9,030	$3,632	$ 97,311	$ -
Net new additions	5,243	5,452	9,918	99,816
Transfers from non-accruing TDR category	6,403	-	-	-
Principal repayments and sales	(600)	(54)	(59,748)	(2,505)
Chargeoffs	-	-	(43,849)	-
Balance at end of year	$20,076	$9,030	$ 3,632	$ 97,311

The table below sets forth information regarding all of our TDRs as of December 31, 2012.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value	Interest Rate	Principal Amortization	Maturity Date	Notes
TDRs on nonaccrual status (1)
Land	LIC, New York	$ 285	$ 285	6.25%	Yes	Jan 2013	(2)
Office building	Verona, New Jersey	1,633	884	4.00%	Yes	Apr 2013
Retail	Hempstead, New York	3,312	3,023	3.50%	Yes	Sep 2013
Retail	West Palm, Florida	5,549	4,320	4.00%	No	Aug 2014
Retail	Lake Worth, Florida	5,452	4,685	4.00%	No	Sep 2014
Multifamily	Orlando, Florida	2,304	2,304	4.63%	Yes	Nov 2015
Multifamily	Miami, Florida	2,580	1,955	6.25%	Yes	Feb 2016
Multifamily	Miramar, Florida	3,722	3,001	4.63%	Yes	Aug 2016
Retail	Maple Heights, Ohio	4,757	1,000	4.00%	No	Apr 2017
Office building	Miami, Florida	14,834	14,834	5.00%	No	Oct 2018	(3)
		44,428	36,291	4.60%
TDRs on accrual status
Land	Rapid City, South Dakota	2,086	2,086	6.00%	Yes	Dec 2012	(4)
Retail	Jamaica, New York	5,010	5,010	6.50%	Yes	Feb 2013
Retail	Woodmere, New York	599	599	6.25%	Yes	Apr 2013	(2)
Multifamily	St. Pete, Florida	1,952	1,952	5.00%	Yes	May 2013
Warehouse	Brooklyn, New York	950	950	4.50%	No	May 2013	(2)
Land	Shelter Island, New York	230	230	10.25%	Yes	Jun 2013
Retail	New York, New York	5,433	5,433	4.50%	Yes	Mar 2014
Multifamily	Lake Worth, Florida	868	868	6.00%	Yes	Oct 2016
Retail	Monroe, New York	2,948	2,948	5.13%	Yes	Mar 2017
		20,076	20,076	5.48%
		$64,504	$56,367	4.91%

(1)

These TDRs were performing in accordance with their modified terms but were maintained on nonaccrual status as of December 31, 2012 in accordance with regulatory guidance. Interest income on these loans was being recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $7.8 million) and interest received and applied as a reduction of principal (totaling $0.3 million). The borrowers remain obligated to pay all contractual amounts due.

(2)	Loan was paid off in January 2013.

(3)

Monthly payments are interest only at 5.00% through June 2013. Beginning July 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%.

(4)	Loan was in the process of being extended at December 31, 2012.

The table that follows details real estate we owned through foreclosure at the dates indicated.

($ in thousands)				Net Carrying Value (1)		Last
Description of Property	City	State	Acquired	Dec 31, 2012	Dec 31, 2011	Appraised
1.1 acres of vacant waterfront land (2)	Hollywood	FL	2/08	$ -	$ 1,876	Sep 2011
335 room vacant hotel (3)	Orlando	FL	4/09	-	5,645	Sep 2011
7 story vacant office building and vacant lot	Yonkers	NY	8/09	1,334	1,334	Jun 2012
146 unit garden apartment complex - 75% occupied	Austell	GA	9/09	2,000	2,850	Oct 2012
39 acres of vacant land partially waterfront	Perryville	MD	4/10	1,133	1,133	Dec 2012
622 unit garden apartment complex - 70% occupied	Louisville	KY	7/10	6,685	7,488	Jun 2012
192 unit garden apartment complex - 87% occupied	Louisville	KY	7/10	3,315	3,389	Jun 2012
4 building office park - 65% occupied (4)	Jacksonville	FL	7/11	-	1,920	Jun 2012
4 story office building - 50% occupied (5)	Ft. Lauderdale	FL	10/11	-	2,643	Mar 2012
27,000 sq. foot industrial warehouse - 65% occupied	Sunrise	FL	9/12	1,456	-	Apr 2012
56,475 sq. foot retail strip center (6)	Cary	NC	11/12	-	-	May 2012
				$15,923	$28,278

(1)	Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure.

(2)	Property sold in the third quarter of 2012 for $1.5 million. Property’s original cost basis upon transfer to real estate owned was $4.0 million.

(3)	Property sold in the fourth quarter of 2012 for $4.8 million. Property’s original cost basis upon transfer to real estate owned was $5.9 million.

(4)	Property sold in the third quarter of 2012 for $1.7 million. Property’s original cost basis upon transfer to real estate owned was $1.9 million.

(5)	Property sold in the third quarter of 2012 for $1.7 million. Property’s original cost basis upon transfer to real estate owned was $2.6 million.

(6)	Property acquired and sold in the fourth quarter of 2012 for $3.3 million. Property’s original cost basis upon acquisition was $3.2 million.

We review the estimated fair value of our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. All of the properties owned at December 31, 2012 were being marketed for sale.

The table below summarizes the change in foreclosed real estate for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$28,278	$27,064	$31,866	$ 9,081	$ -
Transfers from loan portfolio	4,689	4,375	40,885	27,748	25,099
Capital improvements	-	-	-	-	814
Writedowns to carrying values subsequent to foreclosure (1)	(4,068)	(3,349)	(15,509)	(2,275)	(518)
Sales	(12,882)	-	(30,178)	(2,698)	(16,000)
Gain (loss) on sales and/transfers from loan portfolio	(94)	188	-	10	(314)
Balance at end of year	$15,923	$28,278	$27,064	$31,866	$ 9,081

(1)	Recorded as an increase to the valuation allowance for real estate owned through the provision for real estate losses.

For additional information on nonaccrual loans, TDRs, past due loans, real estate owned through foreclosure and the valuation allowance for real estate losses, see notes 3 and 6 to the financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Allowance for Loan Losses

A detailed discussion of the factors that we use in computing the allowance for loan losses can be found in Item 7 under the caption “Critical Accounting Policies” in this report.

The table below sets forth information regarding the activity in our allowance for loan losses.

	At or For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Allowance at beginning of year (1)	$30,415	$34,840	$32,640	$28,524	$21,593
Provision for loan losses charged to expense (3)	-	5,018	101,463	10,865	11,158
Chargeoffs: (3)
Commercial real estate	(2,588)	(7,186)	(59,469)	(3,253)	-
Multifamily	(564)	(2,412)	(34,576)	(1,799)	(2,333)
Land	-	-	(6,101)	(3,051)	(1,894)
Total chargeoffs	(3,152)	(9,598)	(100,146)	(8,103)	(4,227)
Recoveries:
Commercial real estate	507	90	-	-	-
Multifamily	333	65	883	1,354	-
Total recoveries	840	155	883	1,354	-
Allowance at end of year (1) (2)	$28,103	$30,415	$34,840	$32,640	$28,524
Total loans, net of deferred fees	$1,107,466	$1,163,790	$1,337,326	$1,686,164	$1,705,711
Average loans outstanding during the year	$1,149,689	$1,258,454	$1,489,004	$1,721,688	$1,693,749
Ratio of allowance to net loans receivable	2.54%	2.61%	2.61%	1.94%	1.67%
Ratio of net chargeoffs to average loans	0.20%	0.75%	6.67%	0.39%	0.25%

(1)	Nearly all of the allowance for loan losses is allocated to real estate loans. See note 4 to the financial statements in this report.

(2)	The total amount of the allowance at December 31, 2012, 2011, 2010 and 2009, included a specific valuation allowance for impaired loans in the amount of $5.9 million, $8.0 million, $7.2 million and $13.8 million, respectively.

(3)	Includes a $73.4 million provision for loan losses and $82.2 million of chargeoffs recorded in 2010 in connection with a bulk sale discussed elsewhere in this report.

For additional information and discussion on the allowance for loan losses, see note 4 the financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Security Investment Activities

Our security investments are normally purchased by INB and are classified as held to maturity and are carried at amortized cost when INB has the intent and ability to hold them to maturity. Historically, INB has invested in debt securities that are issued directly by the U.S. government or one of its agencies with short- to intermediate-maturity terms. In March 2012, INB also began purchasing, from time to time, residential mortgage backed securities issued by U.S. government agencies. INB also owns some corporate securities (less than 1% of the securities portfolio), consisting of trust-preferred notes that were purchased prior to 2008.

INB’s goal is to maintain a securities portfolio with a short weighted-average life of no more than five years, which allows for the resulting cash flows to either be reinvested in similar securities, used to fund loan commitments, pay off borrowings or fund deposit outflows as needed. INB’s securities portfolio does not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of its stockholders’ equity, excluding those issued by the U.S. government or its agencies (see Item 1A “Risk Factors”).

Our security investments carry market risk (insofar as increases in market interest rates would generally cause a decline in their market value), prepayment risk (insofar as they may be called or repaid before their stated maturity during times of low market interest rates and we may then have to reinvest the funds at a lower interest rate) and credit risk (insofar as they may default, particularly as it relates to our investments in corporate securities). All of our investments in corporate securities have become other than temporarily impaired as described in note 2 to the financial statements in this report.

INB may from time to time maintain a securities available-for-sale portfolio for securities that it will hold for indefinite periods of time that may sold in response to changes in interest rates or other factors, including asset/liability management strategies. We have never engaged in trading activities. We may also invest in other short-term instruments (including overnight and term federal funds, bank commercial paper and certificates of deposit) to temporarily invest excess cash flow generated from our deposit-gathering activities and operations.

The table below summarizes the amortized cost (carrying value), contractual maturities and weighted-average yields of INB’s portfolio of securities held to maturity. The table excludes Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB) stock investments required to be held by INB in order for it to be a member of these institutions.

	Due One Year or Less		Due After One Year to Five Years		Due After Five Years to Ten Years		Due After Ten Years		Total
($ in thousands)	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield
At December 31, 2012
U.S. government agencies	$4,775	1.16%	$242,248	0.78%	$108,221	1.06%	$-	-%	$355,244	0.87%
Residential MBS	-	-	2,073	0.81	10,722	1.41	71,484	1.84	84,279	1.76
State and Municipal	-	-	533	1.25	-	-	-	-	533	1.25
Corporate	-	-	-	-	-	-	3,721	2.11	3,721	2.11
	$4,775	1.16%	$244,854	0.78%	$118,943	1.09%	$75,205	1.85%	$443,777	1.05%
At December 31, 2011
U.S. government agencies	$-	-	$483,149	1.21%	$207,218	1.76%	$5,699	2.46%	$696,066	1.38%
Corporate	-	-	-	-	-	-	4,378	2.09	4,378	2.09
	$-	-	$483,149	1.21%	$207,218	1.76%	$10,077	2.30%	$700,444	1.39%
At December 31, 2010
U.S. government agencies	$5,025	0.43%	$388,852	1.51%	$209,313	1.84%	$6,565	2.27%	$609,755	1.63%
Corporate	-	-	-	-	-	-	4,580	2.02	4,580	2.02
	$5,025	0.43%	$388,852	1.51%	$209,313	1.84%	$11,145	2.15%	$614,335	1.63%
At December 31, 2009
U.S. government agencies	$22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$16,524	4.24%	$629,084	2.74%
Corporate	-	-	-	-	-	-	5,772	1.67	5,772	1.67
	$22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$22,296	3.57%	$634,856	2.73%
At December 31, 2008
U.S. government agencies	$15,773	3.41%	$356,804	3.53%	$82,991	4.73%	$11,982	4.97%	$467,550	3.77%
Corporate	-	-	-	-	-	-	8,031	5.32	8,031	5.32
	$15,773	3.41%	$356,804	3.53%	$82,991	4.73%	$20,013	5.11%	$475,581	3.80%

For additional information and discussion of our security investments, see note 2 the financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Sources of Funds

Our primary sources of funds consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings through FHLB advances or the federal funds market; brokered deposits; and cash flow provided by operating activities.

INB’s deposit accounts are solicited from individuals, small businesses and professional firms located throughout INB’s primary market areas through the offering of a variety of deposit products. INB also uses its internet web site www.intervestnatbank.com to attract deposit customers from both within and outside its primary market areas. INB believes it does not have a concentration of deposits from any one source. INB’s deposit products include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by INB on deposit accounts are normally competitive with those in INB’s primary market areas.

The determination of rates and terms on deposit accounts also take into account INB’s liquidity requirements, outstanding loan commitments, desired capital levels and government regulations. Maturity terms, service fees and withdrawal penalties on deposit products are reviewed and established by INB on a periodic basis. INB also offers internet banking services, ATM services with access to local, state and national networks, wire transfers, automated clearing house (ACH) transfers, direct deposit of payroll and social security checks and automated drafts for various accounts. In addition, INB offers safe deposit boxes to its customers in Florida. INB periodically reviews the scope of the banking products and services it offers consistent with market opportunities and its available resources. INB relies heavily on certificates of deposit (time deposits) as its main source of funds from deposit accounts.

See the sections “Supervision and Regulation” and “Liquidity and Capital Resources” in this report for additional information on deposits and a discussion on regulatory restrictions that have been placed on INB with respect to the pricing of its deposit products and accepting and rolling over maturing brokered deposits.

The table below sets forth the distribution of deposit accounts by type.

	At December 31,
	2012		2011		2010		2009		2008
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$5,130	0.4%	$4,702	0.3%	$4,149	0.2%	$3,429	0.2%	$3,275	0.2%
Interest checking	15,185	1.1	9,915	0.6	10,126	0.6	9,117	0.4	4,512	0.2
Savings	9,601	0.7	9,505	0.6	10,123	0.6	11,682	0.6	8,262	0.5
Money Market	395,825	29.0	438,731	26.4	436,740	24.7	496,065	24.4	328,660	17.6
Certificates of deposit	936,878	68.8	1,199,171	72.1	1,304,945	73.9	1,509,691	74.4	1,519,426	81.5
Total deposits (1)	$1,362,619	100.0%	$1,662,024	100.0%	$1,766,083	100.0%	$2,029,984	100.0%	$1,864,135	100.0%

(1) At December 31, 2012, 2011, 2010, 2009 and 2008, individual retirement account deposits totaled $205 million, $242 million, $260 million, $289 million and $278 million, respectively, most of which were certificates of deposit.

The table below sets forth certificate of deposits by remaining maturity.

	At December 31,
	2012		2011		2010		2009		2008
($ in thousands)	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate	Amount	Wtd- Avg Stated Rate
Within one year	$519,236	2.92%	$514,667	2.83%	$431,881	3.09%	$591,746	3.63%	$571,085	4.27%
Over one to two years	181,698	2.79	397,394	3.58	349,174	3.63	256,025	4.28	333,041	4.62
Over two to three years	89,049	2.74	136,226	3.43	298,287	4.26	241,217	4.45	171,647	5.08
Over three to four years	60,119	3.02	67,855	3.27	113,587	3.78	251,745	4.61	168,814	5.09
Over four years	86,776	2.93	83,029	3.91	112,016	4.13	168,958	4.31	274,839	5.05
	$936,878	2.89%	$1,199,171	3.25%	$1,304,945	3.65%	$1,509,691	4.11%	$1,519,426	4.67%

The table below sets forth the remaining maturities of certificates of deposit of $100,000 or more.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Due within three months or less	$ 53,498	$69,125	$62,432	$87,778	$78,458
Due over three months to six months	36,727	41,334	24,354	47,607	36,436
Due over six months to one year	163,423	134,353	91,977	78,441	89,549
Due over one year	208,943	355,182	460,167	478,804	458,458
Total	$462,591	$599,994	$638,930	$692,630	$662,901
As a percentage of total deposits	34%	36%	36%	34%	36%
Brokered CDs included above (1):	$ 77,889	$127,819	$159,149	$170,117	$173,012

(1)	At December 31, 2012, brokered CDs had a remaining maturity as follows: $38 million due within one year; $23 million due over one to two years; and $17 million due over four years.

The table below sets forth total deposits by offices in New York and Florida.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
New York Main Office	$534,155	$699,935	$824,306	$990,777	$964,117
Florida Offices (six offices)	828,464	962,089	941,777	1,039,207	900,018
	$1,362,619	$1,662,024	$1,766,083	$2,029,984	$1,864,135

The table below sets forth net deposit flows.

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Net (decrease) increase before interest credited	$(336,533)	$(152,558)	$(324,496)	$89,654	$124,487
Net interest credited	37,128	48,499	60,595	76,195	80,474
Net deposit (decrease) increase	$(299,405)	$(104,059)	$(263,901)	$165,849	$204,961

INB also borrows funds from time to time on an overnight or short-term basis to manage its liquidity needs. As a member of the FHLB and FRB, INB can borrow from these institutions on a secured basis using INB’s security investments and certain loans as collateral. INB also has an agreement with two correspondent banks whereby it could borrow overnight a limited amount of funds on an unsecured basis.

The table below is a summary of certain information regarding INB’s borrowings in the aggregate.

	At or For the Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Balance at year end	$ -	$17,500	$25,500	$61,500	$50,500
Maximum amount outstanding at any month end	$13,500	$25,500	$55,500	$61,500	$95,200
Average outstanding balance for the year	$ 9,087	$21,574	$40,171	$51,042	$33,897
Weighted-average interest rate paid for the year	4.27%	4.10%	3.85%	3.82%	3.07%
Weighted-average interest rate at year end	-%	4.10%	4.02%	3.18%	3.81%
Available lines of credit at year end	$512,000	$761,000	$688,000	$581,000	$457,000

IBC’s historical sources of funds to meet its obligations have been derived from the following: interest income from short-term investments and a limited number of mortgage loans; monthly dividends from INB; and monthly management fees from INB for providing it with certain administrative services.

IBC’s historical sources of working capital have been derived from the issuance of its common stock through public or private offerings, exercise of its common stock warrants/options, the issuance of its trust preferred securities and preferred stock and the issuance of its subordinated debentures to the public. During 2010, IBC raised a total of $25 million of new capital in two separate capital raising transactions. For a further discussion, see note 10 to the financial statements in this report.

In December 2008, IBC voluntarily applied for and was approved to participate in Troubled Asset Relief Program (TARP) and sold to the U.S. Treasury 25,000 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. Since early 2010, IBC has been prohibited by its primary regulator from paying dividends, making interest payments and incurring new debt. For a further discussion of TARP and the regulatory limitations, see the section “Supervision and Regulation” and notes 10, 11 and 19 to the financial statements in this report.

The table below summarizes IBC’s outstanding debt in the form of debentures and related accrued interest payable.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Subordinated debentures - trust preferred securities	$56,702	$56,702	$56,702	$56,702	$56,702
Accrued interest payable - trust preferred securities	6,228	4,361	2,262	85	122
	$62,930	$61,063	$58,964	$56,787	$56,824
Weighted average interest rate for the year	3.26%	3.65%	3.79%	4.78%	6.16%

The table below summarizes IBC’s outstanding preferred stock held by the U.S Treasury and dividends in arrears.

	At December 31,
($ in thousands)	2012	2011	2010	2009	2008
Series A preferred stock	$25,000	$25,000	$25,000	$25,000	$25,000
Preferred dividends in arrears	4,200	2,800	1,400	-	-
Dividend rate for the year	5.00%	5.00%	5.00%	5.00%	5.00%

Employees

At December 31, 2012, we employed 79 full-time equivalent employees. We provide various benefits to our employees, including group life, health, dental and disability insurance, a 401(k) retirement plan and a long-term employee incentive plan. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be satisfactory.

Federal and State Taxation

IBC and its subsidiaries file a consolidated federal income tax return and combined state and city income tax returns in New York. IBC also files a franchise tax return in Delaware. INB files a state income tax return in Florida. INB also files state tax returns, as needed, for certain entities that own title to real estate INB acquires through foreclosure. All the above returns are filed on a calendar year basis and we report our income and expenses using the accrual method of accounting. Consolidated income tax returns have the effect of eliminating intercompany income and expense, including dividends, from the computation of our taxable income for the taxable year in which the items occur. In accordance with an income tax sharing agreement, income tax charges or credits are allocated among IBC and its subsidiaries on the basis of their respective taxable income or taxable loss that is included in our income tax returns.

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

In addition to the regular income tax, we are subject to a Federal alternative minimum tax, or AMT, in an amount equal to 20% of alternative minimum taxable income to the extent the AMT exceeds our regular income tax. The AMT is available as a credit against future regular income tax. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax is imposed. We are also subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax).

As a Delaware corporation not earning income in Delaware, IBC is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of IBC and is reported in the line item “All other” in the noninterest expense section of the statements of operations. Total annual franchise tax expense was $0.2 million in 2012, $0.2 million in 2011 and $0.1 million in 2010.

See note 14 to the financial statements and the section “Critical Accounting Policies” in this report for a further discussion of income taxes and our deferred tax asset.

Investment in Subsidiaries

The following table provides information regarding IBC’s subsidiaries:

	At December 31, 2012			Subsidiary’s Earnings (Loss) For The Period:
	% of			For the Year Ended December 31,
($ in thousands)	Voting Stock Owned by IBC	Total Investment By IBC	IBC’s Equity in Underlying Net Assets	2012	2011	2010	2009	2008
Interevst National Bank	100%	$254,815	$254,815	$13,494	$12,704	$(50,242)	$5,722	$8,256
Intervest Mortgage Corporation (1)	-	-	-	-	-	(1,572)	(1,098)	831
Intervest Statutory Trusts	100%	1,702	1,702	-	-	-	-	-

(1) Prior to 2011, IBC owned 100% of Intervest Mortgage Corporation whose business had focused on commercial and multifamily real estate lending funded by the issuance of its subordinated debentures in public offerings. IMC no longer conducts business and was merged into IBC effective January 1, 2011 and IMC’s then remaining net assets of $9.5 million were transferred to IBC on that date.

INB also has an ownership interest in a number of limited liability companies whose sole purpose is to own title to real estate INB acquires through foreclosure. These entities are normally dissolved when the properties are sold.

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

Bank Holding Company Regulation

IBC is a holding company under the Bank Holding Company Act of 1956 and is subject to supervision, regulation and examination by FRB. The Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a broad range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

As of December 31, 2012, current guidelines divide the qualifying total capital of a bank holding company into Tier 1 capital (core capital elements), Tier 2 capital (supplementary capital elements) and Tier 3 capital (market risk capital elements). Tier 1 capital consists primarily of, subject to certain limitations, common stock, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and qualifying trust preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital may consist of, subject to certain limitations, an amount equal to the allowance for loan and lease losses, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Tier 3 capital includes qualifying unsecured subordinated debt. The Tier 1 capital must comprise at least 50% of the qualifying total capital categories. Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4% and a minimum total capital ratio of at least 8% of risk-weighted assets. Bank holding companies are also required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for strong banks and bank holding companies and a minimum leverage ratio of at least 4% for all other bank holding companies. At December 31, 2012, IBC’s Tier 1 capital and total capital ratios were 20.15% and 21.41%, respectively, and its leverage capital ratio was 14.71%. See the caption entitled Basel III in this section for further discussion of capital requirements.

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

Enforcement Authority. The FRB may impose civil or criminal penalties or may institute a cease-and-desist proceeding for the violation of applicable laws and regulations. IBC is also under the jurisdiction of the Securities and Exchange Commission (SEC) and various state securities commissions for matters related to the offering and sale of its securities, and is subject to the SEC rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading. IBC’s common stock is listed on the Nasdaq Global Select Market and, as a result, IBC is also subject to the rules of Nasdaq for listed companies.

Written Agreement. In January 2011, IBC entered into a written agreement (the “Federal Reserve Agreement”) with its primary regulator, the FRB, which requires IBC’s Board of Directors to take the steps necessary to utilize IBC’s financial and managerial resources to serve as a source of strength to INB, including causing INB to comply with its Formal Agreement with its primary regulator, the OCC. In addition, as noted earlier, IBC cannot declare or pay dividends without the prior approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Banking Director”). IBC also cannot take any payments representing a reduction in capital from INB without prior approval of the FRB and IBC cannot not make any distributions of interest, principal or other sums on its subordinated debentures or trust preferred securities without prior approval from the FRB and the Banking Director. Further, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. IBC was also required within 90 days of the date of the Federal Reserve Agreement to submit a plan to continue to maintain sufficient capital. Finally, IBC must notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer, and IBC is also restricted in making certain severance and indemnification payments. We believe we have taken all necessary actions to promptly address the requirements of the Federal Reserve Agreement and that IBC is in compliance with such agreement as of the date of filing of this report.

TARP. The Emergency Economic Stabilization Act of 2008 (EESA) established a the Troubled Asset Relief Program (TARP). TARP gave the U.S. Treasury authority to deploy up to $750 billion into the U.S. financial system with an objective of improving liquidity in the capital markets. In October 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. On December 23, 2008, IBC voluntarily applied for and was approved to participate in the above program and sold to the Treasury 25,000 shares of IBC’s newly issued Series A Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. See note 10 to the financial statements in this report for a further discussion of the above transaction and other regulatory requirements and restrictions imposed by TARP.

Bank Regulation

INB is a nationally chartered bank that is subject to regulation and examination by the OCC, its primary regulator, and by virtue of the insurance of INB’s deposits, it is also subject to the supervision and regulation of the FDIC. Because INB is a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. In addition, because the FRB regulates IBC, the FRB also has supervisory authority that directly affects INB.

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

Loans to One Borrower. INB generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, INB was in compliance with the loans-to-one-borrower limitations.

Loans to Insiders. INB is prohibited from extending credit to its executive officers, directors, principal shareholders and their related interests, collectively referred to as “insiders,” unless the extension of credit is made on substantially the same terms and in accordance with underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unrelated persons. INB as a matter of policy does not extend such credit and there were no such loans outstanding at December 31, 2012.

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

Also, INB may not declare or pay any dividends if, after making the dividend, INB would be “undercapitalized” and no dividend may be paid by INB if it is in default of any deposit insurance assessment due to the FDIC. In January 2010, INB suspended its cash dividend payments to IBC as required by the OCC. See the section “Formal Agreement” below.

Capital Adequacy. In general, capital adequacy regulations for national banks such as INB, are similar to the FRB guidelines discussed earlier. Under the OCC’s current regulations and guidelines as of December 31, 2012, all banks must maintain minimum ratios of capital as follows: Tier 1 capital to total average assets (leverage ratio) - 4%; Tier 1 capital to risk-weighted assets - 4%; and total capital to risk-weighted assets - 8%.

In April 2009, INB agreed with the OCC to maintain its minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) - 9%; Tier 1 capital to risk-weighted assets - 10%; and total capital to risk-weighted assets - 12%. At December 31, 2012, INB’s leverage capital ratio, Tier 1 capital and total capital ratios were 14.44%, 19.80% and 21.06%, respectively, See the section “Formal Agreement” below.

Prompt Corrective Action. Federal banking agencies have the authority to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Applicable regulations divide banks into five different categories, depending on their level of capital: (i) a well-capitalized bank; (ii) an adequately capitalized bank; (iii) an undercapitalized bank; (iv) a significantly undercapitalized bank; and (v) a critically undercapitalized bank. A bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more and a leverage ratio of 5% or more, and the bank is not subject to an order or capital directive to meet and maintain a specific capital level. Currently INB is subject to a formal agreement to meet and maintain a specific capital level above these ratios as denoted earlier.

Formal Agreement. In December 2010, INB entered into a formal written agreement (the “Formal Agreement”) with the OCC. The Formal Agreement superseded and replaced a Memorandum of Understanding dated April 7, 2009 between INB and the OCC.

The Formal Agreement requires INB to take certain actions, including (1) creating a compliance committee to monitor and coordinate INB’s performance under the Formal Agreement and to submit periodic progress reports to the OCC, (2) the development of strategic and capital plans covering at least three years, (3) completing an assessment of management and ensuring effective management, and (4) developing programs related to: (i) loan portfolio management; (ii) criticized assets; (iii) loan review; (iv) credit concentrations; (v) accounting for other real estate owned; (vi) maintaining an adequate allowance for loan losses; (vii) liquidity risk management; and (viii) interest rate risk management.

As of December 31, 2012, INB has achieved compliance with all but two of the articles in the Formal Agreement and believes it has taken the steps or submitted the additional required documentation to achieve compliance with these articles, which consist of ensuring effective management and developing a loan concentration program. All of the steps and actions INB has and will continue to take are still subject to the on-going review, satisfaction and acceptance of the OCC. Consequently, timing with respect to full compliance with the Formal Agreement cannot be predicted since many of the steps and actions we have taken need to be in place and operating effectively for a period of time as determined by the OCC in order to achieve full compliance with the Formal Agreement.

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

As a result of INB’s Formal Agreement with the OCC, INB is not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC and it is also required, in the absence of a waiver from the FDIC, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. INB was in compliance with all of these requirements at December 31, 2012 and has not accessed the brokered deposit market since September 2009. See the section “Liquidity and Capital Resources” in this report for a further discussion of these restrictions and potential impact to our business.

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

On December 31, 2009, insured depository institutions were required to prepay their estimated quarterly risk-based assessments for all of 2010, 2011 and 2012. INB prepaid a total of $15.8 million on December 31, 2009 which related to estimated premiums for 2010 through 2012. The amount was recorded as a prepaid asset and is being charged to expense during the periods to which it relates based on actual premiums assessed in such period. Any unused premium is expected to be credited back to the depository institutions in June 2013.

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

The base assessment rates range from 5 basis points for the lowest risk category to 35 basis points for the highest risk category, with further adjustments (plus or minus) thereto based on an institution’s level of unsecured debt and brokered deposits, which make the total assessment rates range from 2.5 basis points to a high of 45 basis points. INB’s assessment rate for its most recent billing period was 14 basis points. In addition to the assessment for deposit insurance, institutions are also required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ending December 31, 2012 averaged 0.66 basis points of assessable deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 to 2019.

Community Reinvestment. Under the Community Reinvestment Act (CRA) of 1977, INB must assist in meeting the credit needs of the communities in its market areas by, among other things, providing credit to low and moderate-income individuals and neighborhoods.

The FDIC applies the lending, investment and service tests to assess a bank’s CRA performance and assigns to a bank a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance” on the basis of the bank’s performance under these tests. All banks are required to publicly disclose their CRA performance ratings. INB’s latest CRA rating was satisfactory.

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

The Gramm-Leach-Bliley Act of 1999, among other things, permits banks, securities firms and insurance companies to affiliate under a common holding company structure.

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

The Sarbanes-Oxley Act of 2002 imposed a myriad of corporate governance and accounting measures designed so that shareholders have full, accurate and timely information about the public companies in which they invest. All public companies are affected by the Sarbanes-Oxley Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) of 2010 imposes significant regulatory and compliance changes, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

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

Basel III. Current risk-based capital guidelines that banks and bank holding companies are subject to may change beginning in 2013 under new proposed rules, known as Basel III, which generally increase the capital required to be held and narrow the types of instruments qualifying as appropriate capital and impose a new liquidity measurement.

On June 7, 2012, U.S. regulators (the FRB, the FDIC and the OCC) issued proposed rules to address the requirements of Basel III. The objective of the regulators is to establish an integrated regulatory capital framework that addresses shortcomings that they believe exist in current regulatory capital requirements that became apparent during the recent financial crisis. The proposed rule would implement in the U.S. the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Act. The proposed rules were divided into three to minimize burden on smaller and mid-sized banking organizations and to allow firms to focus on the aspects of the proposed revisions that are most relevant to them.

The first notice of proposed rulemaking (NPR), titled “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions” (the “Capital NPR”), would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and all thrift holding companies. This NPR would:

(i) increase the quantity and quality of capital required by proposing a new minimum common equity Tier 1 capital ratio of 4.5 percent of risk-weighted assets and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, and raising the minimum Tier 1 capital ratio from 4 percent to 6 percent of risk-weighted assets;

(ii) revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses by dividing capital into the following categories: (1) common equity Tier 1 capital (generally consisting of ordinary common shares and retained earnings not paid out as dividends); (2) additional Tier 1 capital (generally, non-cumulative perpetual preferred stock, which is preferred stock with no maturity date); and Tier 2 capital (which is principally subordinated debt and certain preferred instruments with a minimum original maturity of at least five years, and a limited amount of loan loss reserves). Furthermore, Tier 2 capital would no longer be divided into lower and upper Tier 2. Trust preferred securities (TRUPs), which are a form of debt-like preferred instruments, would be phased out of Tier 1 capital but would generally qualify for Tier 2 capital;

(iii) establish limitations on capital distributions, certain discretionary bonus payments and stock repurchases if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met; and

(iv) introduce a supplementary leverage ratio for internationally active banking organizations.

The Basel III proposal would also revise prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Prompt corrective action is an enforcement framework used by the regulators to constrain the activities of banking organizations based on the level of regulatory capital.

The second NPR, titled “Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirements”, would apply to the same banking organizations as the Capital NPR. This NPR would revise and harmonize the Board’s rules for calculating risk-weighted assets to enhance risk sensitivity and address perceived weaknesses in current rules. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets - riskier assets require higher capital cushions and less risky assets require smaller capital cushions. With respect to risk weightings for certain types of assets, under the proposed “standardized approach”, new risk weights would be assigned to several asset classes effective January 2015. Examples of asset classes that will have higher risk weights include: many loans that are 90 days past due or on non-accrual status; non-traditional residential real estate loans, such as interest-only, balloon or negative amortization mortgages; residential real estate loans with loan-to-value ratios of greater than 80 percent; and certain “high volatility” commercial real estate loans. Higher capital will also, generally, be needed for certain off-balance sheet items including: loan commitments of not more than a year that are not unconditionally cancelable by the bank; and residential real estate loans the bank sells to investors with representations to repurchase if the borrower defaults within a set period of time.

The third NPR, titled “Regulatory Capital Rules: Advanced Approaches Risk-based Capital Rule; Market Risk Capital Rule”, would apply to banking organizations that are active internationally. Because we have no international operations, this rule would not apply to us and is not discussed herein.

As the new NPRs phase in, banks could see a decline and/or greater volatility in capital levels to the extent they hold assets to be adjusted. Also, unrealized gains and losses on all available for sale (AFS) securities would be included in Tier 1 capital, rather than just equity securities as is the case under current regulatory capital rules.

In summary, Basel III will generally require all U.S. banks, large or small, to hold more capital than under existing rules, especially in the form of common equity. The effect may be to incentivize banks to reduce their risk-weighted assets by reducing their exposures or their level of risk in order to maintain a sufficient return on equity to attract investors. Additionally, increased capital requirements may cause a contraction in the supply of credit from banks, which may drive lending into less regulated parts of the financial sector. There will also be higher substantive and procedural burdens on both residential and commercial lending, which may force many such lenders to exit the industry, and those who remain may be forced to increase pricing for certain mortgage loans. This may negatively affect the demand for loans, which would in turn limit the number of developers and homebuyers in the market. The risk-based capital ratios dramatically increase the risk-weighting of several asset classes, including mortgages that are not “plain vanilla” and problem loans. In November 2012, U.S. regulators delayed the implementation date of their proposed rules and did not announce a timeframe for implementation due to concerns from many comment letters they received regarding the impact of the rules and the complexity of their implementation.

Although it will remain uncertain until final rules have been issued, based on IBC’s and INB’s most recent calculation of their estimated pro-forma (unaudited) capital ratios under the new rules, we believe that both entities would be in compliance with the Basel III requirements. We further believe that both entities would continue to be considered “well capitalized” under the new proposed standards, notwithstanding higher capital levels that INB or IBC may be subject to from their primary regulator.

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

At December 31, 2012, our nonperforming assets amounted to $65.5 million, or 3.93% of our total assets, and were comprised of $9.6 million of nonaccrual loans, $36.3 million of restructured loans (TDRs) that were performing and paying in accordance with their revised terms but are also reported as nonaccrual due to regulatory guidance, $15.9 million of real estate acquired through foreclosure and $3.7 million of nonaccrual investment securities. At December 31, 2012, we also had another $20.1 million of accruing TDRs and another $9.2 million of performing loans for which there were concerns regarding the ability of the borrowers to meet existing repayment terms. All of the aforementioned loans, totaling $75.2 million, were rated as substandard loans at December 31, 2012.

The timing and amount of the resolution and/or disposition of all these assets cannot be predicted with certainty. In addition, our ability to complete foreclosure or other proceedings, if necessary, to acquire and sell certain collateral properties in many cases can be delayed by various factors outside of our control. We may be required to sell these, as well as other nonaccrual or problem assets that may arise in the future, at a loss compared to their current net carrying values. A sustained and prolonged economic and real estate downturn could continue to adversely affect the quality of our assets, further increase our nonperforming assets, credit losses, real estate losses and related carrying expenses, and also reduce the demand for our products and services, all of which could adversely affect our financial condition and operating results.

We may have higher loan and real estate losses than we have allowed for which could adversely affect our financial condition and operating results.

We maintain an allowance for loan losses and a valuation allowance for real estate losses that we believe reflect the amount of losses inherent in our loan and real estate owned portfolios at a specific point in time. The allowances may not be adequate to protect us against actual losses that we may incur. There is a risk that we may experience losses that could exceed the allowances we have set aside. The amount that we may realize from the sale of a collateral property is dependent upon the market value of the property at the time we are able to find a buyer and actually sell the asset. Such market value may not, at any given time, be sufficient to satisfy the outstanding principal amount of the defaulted loan.

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

From time to time, we need to foreclose on the properties that collateralize our mortgage loans that are in default as a means of repayment and may thereafter own and operate such properties, which expose us to risks and costs inherent in the ownership of real estate. Costs associated with the ownership of real estate (principally real estate taxes, insurance, maintenance and repairs) may exceed the rental income earned from the property, if any, and we may therefore have to advance additional funds to operate and or maintain the property in order protect our investment. Property taxes have increased substantially in recent years, and higher taxes may adversely affect our borrowers’ cash flows and our costs of operating foreclosed property as well as real estate values generally. Further, hazardous substances could be discovered on the properties and we may be required to remove the substances from and remediate the properties at our expense, which could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and the remedies may involve substantial delay and expense to us and we may find it difficult to sell the affected properties and we may be forced to own the properties for an extended period of time. All of the above factors could also adversely affect our operating results and financial condition.

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate, which increases the risk associated with our loan portfolio.

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate. This concentration increases the risk associated with our loan portfolio because the above loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers and repayment of such loans is typically dependent upon the successful operation of the underlying real estate. Additionally, in our portfolio we have loans secured by vacant or substantially vacant properties as well as some vacant land, all of which typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. A number of our borrowers also have more than one mortgage loan outstanding with us. Likewise, a number of these borrowers may also own other properties that are encumbered by separate mortgages from other lenders. Consequently, an adverse development with respect to the borrower may expose us to a greater risk of loss with respect to our otherwise performing loans with the same borrower. Furthermore, banking regulators continue to give commercial real estate lending greater scrutiny and banks with higher levels of these loans are expected to implement improved underwriting and risk management policies and portfolio stress testing, as well as maintain higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposures.

Regardless of the underwriting criteria we utilize, we may experience lending losses as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers. Our ability to recover our investment in the mortgage loans we originate is ultimately dependent on the market value of the properties collateralizing such loans because many of the loans permit no recourse or limited recourse against the property’s owner. Even with personal recourse, successful collection is still difficult to achieve. In addition, our losses in connection with delinquent and foreclosed loans may be more pronounced because our commercial and multifamily real estate mortgage loans generally defer repayment of a substantial part of the original principal amount until maturity. All of the above factors could adversely affect our operating results and financial condition.

The properties securing our loans are concentrated in New York and Florida, which increases the risk associated with our loan portfolio.

The properties securing our loans are concentrated in New York and Florida (our primary lending markets). Additionally, we have and will continue to lend in geographical areas in both of these states and as well as other states that are in the process of being revitalized or redeveloped, which can be negatively impacted to a greater degree in an economic downturn. Properties securing our loans in these types of neighborhoods may be more susceptible to fluctuations in value than properties in more established areas.

Political issues, including armed conflicts and acts of terrorism, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions, which could negatively affect the market value of the mortgaged properties underlying our loans as well as the levels of rent and occupancy of income-producing properties. Since a large number of properties underlying our loans are located in New York City, we may be more vulnerable to the adverse impact of such occurrences than other institutions, which could have a significant negative impact on us. Florida is especially susceptible to hurricanes and tropical storms and related flooding and wind damage, as well as other disasters such as the recent BP oil spill in the Gulf of Mexico. The Northeast can also be affected by hurricanes and other natural disasters as evidenced most recently by Hurricane Sandy. Such weather and environmental events can disrupt business, result in damage to properties and negatively affect the local economy, all of which may adversely affect the cash flows, values and marketability of properties that secure our loans. Furthermore, hurricane and other storm damage have increased the cost of property and casualty insurance premiums, especially in Florida. We cannot predict whether or to what extent damage may be caused by the occurrence of such events. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. All of the above factors could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in loan delinquencies, foreclosures or loan and real estate losses, all of which could negatively impact our operating results and financial condition.

Due to our concentration in commercial and multifamily real estate loans, the OCC’s policies and INB’s Formal Agreement with the OCC require us to strengthen our management and monitoring systems, which has increased our expenses and raised the amount of capital we must maintain.

The OCC and other bank regulators require banks with concentrations of assets to have management, policies, procedures and systems appropriate to manage these risks, especially where the real estate loans are concentrated geographically or in particular lines of business. Commercial real estate (inclusive of multifamily properties, vacant land and loans on investor owned 1-4 family condominiums) comprised 99.9% of our total loan portfolio and 67% of our total assets, and represented 527% of our total stockholders’ equity at December 31, 2012. As discussed in the section “Supervision and Regulation” in this report, we are required to strengthen our management and monitoring systems and hold higher levels of capital as a result of the perceived risks of our concentration in commercial and multifamily real estate loans. We have and will continue to require increased management time and costs to monitor these assets in response to the OCC’s requirements, including additional personnel and costs of consultants and other third parties, all of which could negatively impact our operating results.

Our loans are relatively short-term and we face the risk of borrowers being unable to refinance or pay their loans at maturity which could adversely affect our earnings, credit quality and liquidity.

We have historically originated short-term real estate mortgage loans with balloon payments at maturity. Our borrowers are expected to have to refinance their loans at maturity or payoff the loans at maturity from other sources of cash or from sales of the underlying collateral property. We are therefore subject to the risks that our borrowers will not be able to repay us or refinance their loans due to adverse conditions in their businesses, unavailability of alternative financing, or an inability to timely sell the property securing our loan. These conditions also reduce the rate of payoffs on our loans, which may negatively impact our liquidity. In addition, any disruptions in the credit markets or other lenders’ diversification away from commercial real estate or multifamily lending as well as declines in real estate values may increase our delinquent and nonperforming loans, foreclosures and the potential for future losses. Problem assets also increase our expenses and take additional time and effort to manage.

We may not be able to fully realize our deferred tax asset which could adversely affect our operating results and financial condition.

At December 31, 2012, we had a deferred tax asset of $29.2 million. We perform quarterly reviews of the realizability of our deferred tax asset and have determined that a valuation allowance was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. Our ability to fully realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and or tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of NOLs and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our common stock. See the section “Critical Accounting Policies” for a further discussion of our deferred tax asset.

We may be required to recognize additional impairment charges on our investment in corporate securities which would adversely affect our operating results and financial condition.

INB owns corporate security investments with a net carrying value of $3.7 million at December 31, 2012 that are classified as held to maturity and summarized in note 2 to the financial statements in this report. The estimated fair values of these securities are depressed due to the weakened economy and financial condition of a large number of the issuing banks as well as from restrictions that have been or can be placed on the payment of interest by regulatory agencies, which have severely reduced the demand for these securities and rendered their trading market inactive. From 2009 to 2012, we recorded other than temporary impairment (“OTTI”) charges totaling $4.2 million on these securities. There may be further impairment charges in the future on these investments, which could adversely affect our operating results and financial condition.

Downgrades of the U.S. government’s sovereign credit rating and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities could result in risks to us and general economic conditions that we are not able to predict.

In August 2011, S&P downgraded the U.S. long-term debt rating from AAA to AA+ and also similarly downgraded the credit ratings of certain long-term debt instruments issued by other U.S. government agencies linked to long-term U.S. debt. Such instruments are key assets on the balance sheets of many financial institutions, including our balance sheet which has approximately $400 million of such securities. These downgrades or future downgrades, and their impact on the perceived creditworthiness of U.S. government agencies, could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes or future changes to the credit ratings will affect economic conditions. These or future rating downgrades could have a material adverse effect on our business, financial condition and operating results, and could exacerbate other risks described in this report.

Our business strategy may not be successful.

Our business strategy is to attract deposits and originate commercial and multi-family real estate loans on a profitable basis. Our ability to execute this strategy depends on factors outside of our control, including the state of economic conditions generally and in our market areas in particular, as well as interest rate trends, the state of credit markets, loan demand, competition, government regulations, regulatory restrictions, capital needs and other factors. We may not be successful in maintaining or increasing the level of our loans and deposits at an acceptable risk or on profitable terms, while also managing the costs of resolving our nonperforming assets. Our business may not grow in the future, and it may not be profitable. While we seek continued organic growth when conditions are favorable, as our earnings and capital position improve, we may consider, with regulatory approval, the acquisition of other businesses or expansion into new product lines. We may not be able to identify such opportunities, nor adequately or profitably manage them.

We depend on a small number of executive officers and other key employees to implement our business strategy and our business may suffer if we lose their services.

Our success is dependent on the business expertise of a small number of executive officers and other key employees. Mr. Lowell Dansker, age 62, our Chairman, and Mr. Keith Olsen, age 59, President of INB, have historically made all of the underwriting and lending decisions for us. If Mr. Dansker or Mr. Olsen or any of our other executive officers or key employees (as disclosed in Item 1 of this report) were to become unavailable for any reason, our business may be adversely affected because of their skills and knowledge of the markets in which we operate, their years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. To attract and retain qualified personnel to support our business, we offer various employee benefits, including an executive employment agreement for Mr. Dansker. We have a written management succession plan that identifies internal officers to perform executive officer functions in case of temporary disruptions due to such things as illnesses or leaves of absence. It contains procedures regarding the selection of permanent replacements, if any, for key officers. This plan may not be effective, and we may not be able to attract and retain qualified personnel. Competition for qualified personnel may increase our hiring and retention costs, which could negatively affect our operating results.

We face strong competition in our market areas.

Our primary markets consist of New York and Florida, which are highly competitive and such competition may increase further. We experience competition in both lending and attracting deposits from other banks and nonbanks located within and outside our primary market areas, some of which are significantly larger institutions with greater resources, lower cost of funds or a more established market presence. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, investment bankers, money market funds, life insurance companies and the mutual fund industry. For loans, we experience competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, credit card companies, credit unions, pension funds and securities firms. Because our business depends on our ability to attract deposits and originate loans profitably, our ability to efficiently compete for depositors and borrowers is critical to our success. External factors that may impact our ability to compete include changes in local economic conditions and commercial real estate values, changes in interest rates, regulatory actions that limit the rates we pay on our deposits to market rates, changes in the credit markets and funds available for lending generally, advances in technology, changes in government regulations and the consolidation of banks and thrifts within our marketplace. Our operating results could suffer if we are not able to successfully compete in these markets.

We depend on brokers for our loan originations and any reduction in referrals could limit our ability to grow or maintain the size of our loan portfolio.

We rely significantly on referrals from real estate mortgage brokers for our loan origination volume. If those referrals were to decline or not expand, other sources of loan originations may not be available to us.

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

Our access to adequate amounts of funding sources on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets, adverse changes in the financial condition of our correspondent banks that supply us with federal funds, or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the credit markets. Our current level of liquidity sources may not be adequate, or may be adversely affected in the future, which may reduce the availability of funds to us. In February 2010, consistent with FRB requirements, we deferred our interest payments on our $56.7 million of outstanding trust preferred securities and suspended dividend payments on our $25 million of outstanding cumulative preferred stock held by the U.S. Treasury as part of the TARP program. Furthermore, the FRB has prohibited us from incurring any new indebtedness or paying dividends without their approval. All of the above could negatively impact our ability to raise new capital or new debt.

Volatility in the capital and credit markets may negatively impact our business.

Volatility in the capital and credit markets can produce downward pressure on stock prices and reduced credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. These factors could have material adverse effects on our ability to access capital or credit and on our business, financial condition and operating results.

Changes in interest rates could adversely impact our earnings and we must continually identify and invest in mortgage loans or other instruments with rates of return above our cost of funds.

As a financial institution, we are subject to the risk of fluctuations in interest rates. A significant change in interest rates could have a material adverse effect on our profitability, which depends primarily on the generation of net interest income. Our net interest income is dependent on our interest rate spread, which is the difference between yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities. As a result, our success depends on our ability to invest a substantial percentage of our assets in mortgage loans with rates of return that exceed our cost of funds. We expect lower rates of return from our investment securities, especially our government securities and overnight investments, than from our loans. Regulatory requirements for greater liquidity may also adversely affect our profitability. Both the pricing and mix of our interest-earning assets and our interest-bearing liabilities are impacted by such external factors as our local economies, competition for loans and deposits, the state of the credit markets, government monetary policy and market interest rates. Additionally, as a result of competitive market conditions and lower pricing in originating loans, we have placed greater reliance on fixed-rate loan originations with somewhat longer maturities. Fluctuations in interest rates are difficult to predict and manage and, therefore, we may not be able to maintain a consistent positive interest rate spread. A sudden and substantial change in interest rates may adversely impact our earnings, our cost of funds, loan demand, and the value of our collateral and investment securities. For a further discussion of our management of interest rate risk, see the caption entitled “Asset and Liability Management” in this report.

Our level of indebtedness may adversely affect our financial condition and our business.

Our borrowed funds (exclusive of deposits) and related interest payable was approximately $63 million at December 31, 2012. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements.

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

As discussed in greater detail in the section “Supervision and Regulation” in this report, IBC and INB are operating under formal written agreements with their respective primary regulators. As a result of these agreements, our operations, lending activities and capital levels are subject to heightened regulatory oversight, over and above the extensive regulation which normally applies to us under existing regulations, which already has and may continue to increase our expenses and negatively impact our business. In addition, failure to comply with these heightened requirements could lead to additional regulatory actions, expenses and other restrictions, including the possible sale, merger, liquidation or receivership of INB or IBC.

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

In January 2010, IBC suspended dividend payments on its outstanding preferred and common stock and distributions on its trust preferred capital securities pursuant to the written request of its primary regulator. There can be no assurance that the payment of any such dividends or interest will resume in the future. The payment of dividends is generally limited to amounts available from current earnings. Furthermore, payments of cash dividends on our common stock, if any, will also be subject to the prior payment of all accrued and unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. Additionally, current and proposed regulatory requirements for increased capital and liquidity will limit our ability to pay dividends on our preferred and common stock and make distributions on our outstanding trust preferred securities. At December 31, 2012, we had $4.2 million of unpaid dividends owing on our preferred stock and $6.2 million of deferred distributions owing on our trust preferred securities. The failure to resume paying these obligations may adversely affect our business, including access to credit and capital markets.

FDIC deposit insurance premiums have increased substantially and may increase further, which will adversely affect our operating results.

Deposit insurance premiums may continue to remain at a high level and may increase further for all banks, including the possibility of additional special assessments. Our current level of FDIC insurance expense as well as any further increases thereto will adversely affect our operating results.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The office of IBC and INB’s headquarters and full-service banking office are located in leased premises (of approximately 21,500 sq. ft.) on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020. The lease expires in March 2024.

INB’s principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. INB also operates five other branch offices in Florida; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road; one is at 6750 Gulfport Blvd, South Pasadena, Florida; and one is at 483 Mandalay Avenue, Clearwater Beach, Florida. With the exception of the Belcher and Mandalay offices, which are leased through September 2022 and January 2016, respectively, INB owns all the properties in which its offices are located in Florida. Additionally, INB has options to extend the terms of the Belcher lease (for an additional five years). All the above leases contain operating escalation clauses related to real estate taxes and operating costs based upon various criteria and are accounted for as operating leases.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Executive Officers and Other Significant Employees

Executive Officers

Lowell S. Dansker, age 62, has served as Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation since August 2006. He previously served Intervest Bancshares Corporation as President, Treasurer and member of the Executive Committee since incorporation in 1993, and as Vice Chairman of the Board of Directors from October 2003 to August 2006. Mr. Dansker also serves as the Chairman, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank and as an Administrator of Intervest Statutory Trust II through V. Mr. Dansker received a Bachelor of Science in Business Administration degree from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

John J. Arvonio, age 50, has served as Chief Financial Officer and Chief Accounting Officer of Intervest Bancshares Corporation since August 2006 and December 2005, respectively, and as Senior Vice President, Chief Financial and Accounting Officer and Secretary of Intervest National Bank since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1998. Mr. Arvonio received a Bachelors degree in Accounting, with honors, from Iona College and is a certified public accountant. Mr. Arvonio has more than 22 years of banking experience, including serving as Vice President, Accounting Policy and Technical Advisor for The Greater New York Savings Bank from 1992 to 1997, Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992 and as a Senior Auditor for Ernst & Young from 1985 to 1989.

Keith A. Olsen, age 59, has served as a Director and as President of Intervest National Bank since July 2001 and February 2008, respectively. Mr. Olsen served as President of the Florida Division of Intervest National Bank from July 2001 to February 2008. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Mr. Olsen also served as Senior Vice President of Intervest Bank from 1991 to 1994. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. He is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years.

Stephen A. Helman, age 73, has served as a Director, and as Vice President and Secretary of Intervest Bancshares Corporation since December 2003 and February 2006, respectively. Mr. Helman is also a Vice President and Director of Intervest National Bank. Mr. Helman also is a member of the Executive Committee of Intervest Bancshares Corporation and an Administrator of Intervest Statutory Trust V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been a practicing attorney for more than 25 years.

Robert W. Tonne, age 58, has served as Vice President and Chief Credit Officer for Intervest National Bank since February 2010. Mr. Tonne has over 30 years experience in various credit and lending functions. Prior to joining Intervest National Bank, Mr. Tonne served as a Senior Vice President with Sovereign Bank/Independence Community Bank from 2000 to May 2009. While at Sovereign/Independence, Mr. Tonne held various positions including Team Leader/Portfolio Monitoring Department and Credit Deputy for the New York Lending Team. Prior to 2000, Mr. Tonne served at Allied Irish Bank, Fleet Bank, and The Bank of New York in various credit and lending functions. Mr. Tonne began his banking career with The Bank of New York in 1976. Mr. Tonne received a Masters of Business Administration from Adelphi University in 1979 and a Bachelor of Business Administration from Hofstra University in 1976.

Other Officers

Lisa Amato, age 41, has served as Vice President, Branch Coordinator for Intervest National Bank since May 2011. Prior to that, Ms. Amato worked for Patriot Bank as Vice President, Sales and Service Leader from February 2007 to May 2011 and served on their Compliance Committee. Ms. Amato has more than 11 years of banking experience with small to large financial institutions. Ms. Amato completed Management training courses at Pasco Hernando Community College.

Gail Balmaceda, age 41, has served as Vice President and Operations Manager of the New York Division of Intervest National Bank since 2007. Prior to that, Ms. Balmaceda has served Intervest National Bank in various capacities since 1999, including as an Assistant Vice President from 2006 to 2007 and as Operations Supervisor from 2003 to 2005.

John B. Carella, age 55, has served as Vice President, Loan Operations in the New York Division of Intervest National Bank since September 2006. Mr. Carella also serves as the Secretary of the Loan Committee. He served as Vice President of Intervest Mortgage Corporation from 2002 to August 2006. Prior to joining Intervest in 1999, Mr. Carella worked for a real estate lender and attorney from 1985 to 1999. Mr. Carella graduated from Fordham University, with honors, receiving a Bachelor of Arts degree in History. Mr. Carella has over 25 years of experience in banking and real estate lending and development.

Matthew E. Englert, age 33, has served as Vice President and ALCO Officer of Intervest National Bank, since August 2010. Prior to joining Intervest National Bank, Mr. Englert worked for Sovereign Bank, a subsidiary of Banco Santander, as an Interest Rate Risk Analyst and Treasury Analyst. Mr. Englert earned a Bachelors degree in Finance from Kutztown University and a Bachelors degree in Political Science from York College of Pennsylvania.

John H. Hoffmann, age 61, has served as Vice President of Intervest National Bank since January 1, 2009. Prior to that, he served Intervest Mortgage Corporation as its Chief Financial Officer from August 2006 to December 2008 and as its Vice President and Controller from 2002 to August 2006. Mr. Hoffmann was an Accounting Manager for Smart World Technologies, an Internet service provider, from 1998 to 2000 and a Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997. Mr. Hoffmann received a Bachelor of Business Administration degree from Susquehanna University and is a certified public accountant. Mr. Hoffmann has more than 25 years of banking experience.

Erik E. Larson, age 40, has served as Vice President, Loan Operations Officer in the Florida Division of Intervest National Bank since October 2005. Prior to that, Mr. Larson was an Assistant Vice President with Intervest National Bank both in Loan Operations and Branch Management capacities. Mr. Larson joined Intervest National Bank in 1998. Prior to that, Mr. Larson served in a supervisory position with Barnett Bank. Mr. Larson received a Bachelors degree in Mathematics from Stockton State College, Pomona, New Jersey.

John W. Loock, age 62, has served as Vice President and Controller of Intervest National Bank since September 2007. He previously served as Assistant Vice President and Assistant Controller of Intervest National Bank from 1999 to August 2007. Mr. Loock received a Bachelor of Mathematics and Master of Business Administration degrees from Iona College. Mr. Loock has more than 30 years of banking experience encompassing various positions with small to large banking institutions.

Elizabeth Macias, age 57, has served as Vice President of Information Technology, Systems and Security for Intervest National Bank since October 2005. Prior to joining Intervest National Bank, Ms. Macias served as Vice President and Director of Management Information Systems at First Central Savings Bank from April 2004 to September 2005. Prior to that, Ms. Macias served as Vice President-Director of Management Information Systems and Product Development for New York National Bank from 1983 to 2004. Ms. Macias received a Bachelors of Science in Business from Manhattan College and an AAS, in Computer Digital Systems from PSI Institute in New York. Ms. Macias has worked in the area of Bank Management Information Systems and Technology for over 25 years and Banking in general for over 30 years.

Michael Primiani, age 52, has served as Vice President, Compliance/BSA Officer and New York Office Security Officer for Intervest National Bank since December 2005. Prior to joining Intervest National Bank, Mr. Primiani served as Vice President, BSA Officer and Branch Administrator for First Central Savings Bank from March 2001 to December 2005. Prior to that, Mr. Primiani served as Assistant Vice President and Branch Manager for Astoria Federal Savings from May 1987 to February 2001, and in various supervisory positions at Astoria Federal Savings from 1979 to 1987. Mr. Primiani received an Associate Degree in Business Management from Queensborough Community College. Mr. Primiani has more that 26 years of banking experience.

Diane S. Rathburn, age 50, has served as Vice President, Operations/Human Resource Manager of the Florida Division of Intervest National Bank since January 2003. Prior to that, Mrs. Rathburn was an Assistant Vice President, Branch Coordinator and Assistant Vice President, Branch Administrator since August 1999. Mrs. Rathburn joined Intervest National Bank in July 1991. Prior to that, Mrs. Rathburn served in a supervisory position of the Bookkeeping Department of Southeast Bank.

Jack E. Russell III, age 52, has served as Vice President and Loan Relationship Manager for Intervest National Bank since May 2012. Prior to joining Intervest National Bank, Mr. Russell was with Synovus Bank of Tampa Bay for 9 years, most recently as a Senior Vice President. Mr. Russell held various positions serving as the Retail and Business Banking Department Manager and also serving as a Commercial and Commercial Real Estate Lender. Mr. Russell initiated his career serving 11 years with Barnett Bank after graduating from their Management Associate program and later serving in various capacities in Credit, Commercial Lending and Business Banking. Mr. Russell received his Bachelors of Science in Business and Management from the University of Florida in 1982. Mr. Russell has over 29 years of experience with various banks developing and managing, commercial and commercial real estate loans in the Florida market.

David B. Stroyan, age 66, has served as Vice President of the Florida Division of Intervest National Bank since November 2008. Prior to that, Mr. Stroyan was Executive Vice President and Senior Loan Officer of Bank of Central Florida and prior to that was Senior Vice President of Mercantile Bank. Mr. Stroyan received a Bachelors degree from the Georgia Institute of Technology. He is also a graduate of The School of Banking of the South at Louisiana State University. Mr. Stroyan has over 25 years of banking experience.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

IBC’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA”. At January 31, 2013, there were approximately 80 holders of record of the common stock and approximately 1,625 beneficial owners of the common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At January 31, 2013, there were 21,919,289 shares of common stock outstanding. The market price of the common stock on the close of business on January 31, 2013 was $4.60 per share.

The following table shows the high and low sales prices per share for the common stock by calendar quarter for the periods indicated.

	2012		2011
	High	Low	High	Low

First quarter	$4.00	$2.55	$3.15	$2.44
Second quarter	$4.12	$3.60	$3.70	$2.42
Third quarter	$3.90	$3.51	$3.75	$2.57
Fourth quarter	$4.23	$3.71	$2.96	$2.33

Common Dividends

IBC’s common stockholders are entitled to receive cash dividends when and if declared by IBC’s Board of Directors out of funds legally available for such purposes. No common dividends have been declared or paid since June 2008. As discussed below, IBC is currently prohibited from paying dividends.

Preferred Dividends

In February 2010, IBC suspended the declaration and payment of cash dividends on its outstanding 25,000 shares of Series A Preferred Stock as required by its primary regulator. The shares are held by the U.S. Treasury under the TARP program. The Treasury or any future holder of those shares is entitled to receive cumulative cash dividends when and if declared by IBC’s Board of Directors at the current annual rate of 5% (which increases to 9% in December 2013), payable quarterly, including the amount of any accrued and unpaid dividends for any prior period. IBC has missed 13 quarterly dividend payments as of the date of filing of this report. At December 31, 2012, accumulated and unpaid preferred stock dividends in arrears totaled $4.2 million. Since IBC has missed at least six quarterly dividend payments, the Treasury, has the right to, and did appoint two directors to IBC’s Board of Directors during 2012. Such right continues until all accrued but unpaid dividends have been paid.

Restrictions on Payment of Dividends

IBC’s ability to pay cash dividends is limited under applicable state corporation law to an amount equal to its surplus, which represents the excess of its net assets over paid-in-capital or, if there is no surplus, its net earnings for the current and/or immediately preceding fiscal year. The primary source of funds for any cash dividends payable to IBC’s stockholders would be the dividends received from IBC’s subsidiary, INB. The payment of cash dividends by a subsidiary is determined by that subsidiary’s board of directors and is dependent upon a number of factors, including the subsidiary’s capital requirements, applicable regulatory limitations, results of operations and financial condition.

IBC’s ability to pay cash dividends is further limited by the funding requirements of its outstanding trust preferred securities, which were issued prior to 2006 to raise additional working capital for INB. In addition, for so long as the Series A Preferred Stock is outstanding, IBC may not declare or pay dividends on its common stock, or repurchase shares of its common stock, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock have been paid in full. Furthermore, until all of the Series A Preferred Stock is no longer owned by the Treasury, subject to limited exceptions, IBC may not pay common dividends in excess of the $0.25 per share that was paid in 2008 without the prior consent of the Treasury.

INB has historically paid cash dividends to IBC in order to provide funds for the debt service on IBC’s outstanding trust preferred securities as well as for the cash dividend requirements of the Series A Preferred Stock. In January 2010, INB was also required by its primary regulator, the OCC, to suspend the declaration and payments of dividends to IBC. As noted earlier, in February 2010, the FRB also informed IBC that it may not, without the prior approval of the Federal Reserve Bank of New York, pay dividends on its capital stock or redeem shares of its capital stock, pay interest on or redeem IBC’s trust preferred securities or incur new debt. Accordingly, IBC suspended such activities. See the section “Supervision and Regulation” in this report for further discussion of the above restrictions.

Share Repurchases

There were no shares of common stock repurchased in 2012 or 2011.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of IBC’s common stock against the cumulative total return of the Nasdaq Stock Market (U.S. companies) Composite Index, an index for banks with total assets of $1 billion to $5 billion, and the Nasdaq Bank index. The graph was prepared by SNL Financial L.C. and assumes that $100 was invested on December 31, 2007 and that all applicable dividends were reinvested. The points marked on the horizontal axis correspond to December 31 of each year. Each of the referenced indices is calculated in the same manner. The graph depicts past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Intervest Bancshares Corporation	100.00	23.82	19.59	17.50	15.82	23.23
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51

The above graph and related information is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filings.

Item 6.   Selected Financial Data

The table that follows should be read in conjunction with our financial statements, together with the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained elsewhere in this report. The financial information in the table is qualified in its entirety by the detailed information and financial statements appearing elsewhere in this report.

		At or For The Year Ended December 31,
($ in thousands, except per share data)	2012	2011	2010	2009	2008
Financial Condition Data:
Total assets	$1,665,792	$1,969,540	$2,070,868	$2,401,204	$2,271,833
Cash and cash equivalents	60,395	29,863	23,911	7,977	54,903
Securities held to maturity, net	443,777	700,444	614,335	634,856	475,581
Loans receivable, net of deferred fees	1,107,466	1,163,790	1,337,326	1,686,164	1,705,711
Allowance for loan losses	28,103	30,415	34,840	32,640	28,524
Checking and savings deposits	29,916	24,122	24,398	24,228	16,049
Money market deposits	395,825	438,731	436,740	496,065	328,660
Certificates of deposits	858,989	1,071,352	1,145,796	1,339,574	1,346,414
Brokered certificates of deposits	77,889	127,819	159,149	170,117	173,012
Total deposits	1,362,619	1,662,024	1,766,083	2,029,984	1,864,135
Borrowed funds and related accrued interest payable	62,930	78,606	84,676	118,552	149,566
Available lines of credit	512,000	761,000	688,000	581,000	457,000
Preferred equity	24,624	24,238	23,852	23,466	23,080
Common equity	186,323	173,293	162,108	190,588	188,894
Asset Quality Data:
Nonaccrual loans	$ 45,898	$ 57,240	$ 52,923	$123,877	$108,610
Foreclosed real estate, net of valuation allowance	15,923	28,278	27,064	31,866	9,081
Investment securities on a cash basis	3,721	4,378	2,318	1,385	-
Accruing troubled debt restructured loans	20,076	9,030	3,632	97,311	-
Loans 90 days past due and still accruing	4,391	1,925	7,481	6,800	1,964
Loan chargeoffs	3,152	9,598	100,146	8,103	4,227
Loan recoveries	840	155	883	1,354	-
Real estate chargeoffs	4,766	-	15,614	-	-
Impairment writedowns on security investments	582	201	1,192	2,258	-
Operations Data:
Interest and dividend income	$77,284	$92,837	$107,072	$123,598	$128,497
Interest expense	38,067	50,540	62,692	81,000	90,335
Net interest and dividend income	39,217	42,297	44,380	42,598	38,162
Provision for loan losses	-	5,018	101,463	10,865	11,158
Net interest and dividend income (expense) after loan loss provision	39,217	37,279	(57,083)	31,733	27,004
Noninterest income	6,194	4,308	2,110	297	5,026
Noninterest expenses:
Provision for real estate losses	4,068	3,349	15,509	2,275	518
Real estate expenses (1)	2,146	1,619	4,105	4,945	4,281
Operating expenses	16,668	15,861	19,069	19,864	14,074
Earnings (loss) before income taxes	22,529	20,758	(93,656)	4,946	13,157
Provision (benefit) for income taxes	10,307	9,512	(40,348)	1,816	5,891
Net earnings (loss) before preferred dividend requirements	12,222	11,246	(53,308)	3,130	7,266
Preferred dividend requirements (2)	1,801	1,730	1,667	1,632	41
Net earnings (loss) available to common stockholders	$10,421	$ 9,516	$ (54,975)	$ 1,498	$ 7,225
Per Common Share Data:
Basic earnings (loss) per share	$ 0.48	$ 0.45	$(4.95)	$ 0.18	$ 0.87
Diluted earnings (loss) per share	0.48	0.45	(4.95)	0.18	0.87
Cash dividends per share	-	-	-	-	0.25
Book value per share (3)	8.44	8.07	7.61	23.04	22.84
Market price per share	3.89	2.65	2.93	3.28	3.99

(1)	Real estate expenses are comprised of expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect our interest in real estate acquired through foreclosure and properties collateralizing our nonaccrual loans.

(2)	Represents dividend requirements on preferred stock held by the U.S. Treasury and amortization of related preferred stock discount.

(3)	Represents common stockholders’ equity less preferred dividends in arrears (of $4.2 million, $2.8 million and $1.4 million at December 31, 2012, 2011 and 2010, respectively) divided by common shares outstanding.

Item 6.   Selected Financial Data, Continued

	At or For The Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Other Data and Ratios:
Common shares outstanding	21,589,589	21,125,289	21,126,489	8,270,812	8,270,812
Common stock warrants and options outstanding	1,078,122	1,085,622	1,045,422	1,019,722	959,512
Average common shares outstanding used to calculate:
Basic earnings (loss) per common share	21,566,009	21,126,187	11,101,196	8,270,812	8,259,091
Diluted earnings (loss) per common share	21,568,196	21,126,187	11,101,196	8,270,812	8,267,781
Adjusted net earnings (loss) used for diluted earnings (loss) per common share	$10,421	$9,516	$ (54,975)	$1,498	$7,225
Net interest margin	2.29%	2.18%	2.11%	1.83%	1.79%
Return on average assets	0.66%	0.56%	-2.42%	0.13%	0.34%
Return on average common equity	6.82%	6.74%	-32.20%	1.65%	3.94%
Noninterest income to average assets	0.34%	0.21%	0.10%	0.01%	0.23%
Noninterest expenses to average assets (4)	0.91%	0.78%	0.87%	0.84%	0.65%
Nonperforming assets to total assets	3.93%	4.56%	3.97%	6.54%	5.18%
Nonaccrual loans to total gross loans	4.13%	4.90%	3.94%	7.31%	6.33%
Loans, net of unearned income to deposits	81%	70%	76%	83%	92%
Loans, net of unearned income to deposits (bank only)	77%	67%	72%	79%	85%
Allowance for loan losses to total net loans	2.54%	2.61%	2.61%	1.94%	1.67%
Allowance for loan losses to nonaccrual loans	61%	53%	66%	26%	26%
Efficiency ratio (5)	37%	34%	41%	46%	33%
Average stockholders’ equity to average total assets	11.07%	9.43%	8.60%	9.03%	8.55%
Stockholders’ equity to total assets	12.66%	10.03%	8.98%	8.91%	9.33%
Tier 1 capital to average assets	14.71%	11.56%	10.06%	11.17%	12.21%
Tier 1 capital to risk-weighted assets	20.15%	16.58%	13.56%	14.18%	14.27%
Total capital to risk-weighted assets	21.41%	17.84%	14.83%	15.44%	15.52%

(4)	For purposes of this calculation, noninterest expenses excludes real estate expenses and provisions for real estate losses.

(5)	Defined as noninterest expenses (excluding provisions for real estate losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. This section presents discussion and analysis of our financial condition at December 31, 2012 and 2011, and our results of operations for each of the three years in the period ended December 31, 2012. This section should be read in conjunction with our accompanying financial statements and related footnotes in this report. For a detailed discussion of our business, see Item 1 “Business” in this report.

Critical Accounting Policies

Overview. The preparation of our financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States (“GAAP”) and general practices within the banking industry. The financial information contained in our financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method.

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in our financial statements and related disclosures. Actual results could differ from these estimates and assumptions.

We believe that the estimates and assumptions used in connection with the amounts reported in our financial statements and related disclosures contained herein are reasonable and made in good faith. We consider our critical accounting policies to be those that relate to the determination of the following: our allowance for loan losses; our valuation allowance for real estate losses; other than temporary impairment assessments of our security investments; and the need for and amount of a valuation allowance for our deferred tax asset. These items are considered critical accounting estimates because each is highly susceptible to change from period to period and require us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in our financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which could negatively affect our operating results and financial condition. For a summary of our other significant accounting policies, see note 1 to the financial statements in this report.

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

In determining our historical loss rate, we reviewed our chargeoff history over a 5 year period. This charge-off history excludes those that arose from the May 2010 bulk sale (discussed in greater detail elsewhere in this report), which comprised the sale of a large number of performing TDRs, nonaccrual loans, other performing loans and some ORE at sales prices substantially below the appraised values of these assets. The assets were sold substantially below their net carrying values as we were required to expedite the reduction of our problem assets during a time when the financial markets were volatile and real property values were depressed. We believe the result of the bulk sale was not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not on a steeply discounted immediate bulk sale basis. A transaction, such as this one, that is unusual and deemed not reflective of normal charge-off history can be excluded from an historical analysis. We have suffered all of our historical lending losses in the period from 2008 through 2012. The bulk of our loans originated from 2006 through 2010 continue to perform during what can be described as the most difficult economic time period since the Great Depression.

Because our actual loss experience may not adequately predict the level of losses inherent in the current portfolio, we then also review other qualitative factors to determine if our historical loss rate should be increased or decreased based upon a review of those factors. Our evaluation considers the following qualitative factors. The discussion that follows should be read in conjunction with the section “Lending Activities” in Item 1 “Business” of this report.

(i) Size of our loans. Our loan portfolio has many individual loans with large principal balances. The default of a loan with a large principal balance may have a greater negative impact on our lending losses and therefore this factor increases the risk profile of our loan portfolio.

(ii) Concentrations of our loans. Our loan portfolio is concentrated in loans secured by commercial and multifamily real estate, including some properties that are vacant or substantially vacant and vacant land, all of which are generally considered to have more credit risk than traditional 1-4 family residential lending. The properties that collateralize our loans are also concentrated in two states, New York and Florida, and many are also located in geographical areas of those states that are being revitalized or redeveloped, which are negatively impacted to a greater degree in an economic downturn. This factor increases the risk profile of our loan portfolio.

(iii) Changes in the quality of our review of specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties. We also consider our internal procedures for monitoring loans and how they may impact our historical loss rate. When a loan experiences payment problems, an internal review is initiated by INB’s Chief Credit Officer to re-evaluate the internal credit rating that is assigned to the loan. We also engage an independent third party to perform quarterly reviews of the entire loan portfolio, which includes all problem loans. Nonaccrual and/or problem loans are normally downgraded or upgraded based on known facts and circumstances at the time of review, which includes the review of rent rolls, financial statements and strength of borrower’s repayment sources and a physical inspection and a determination of the estimated fair value of the collateral property. Management also takes into consideration the nature and extent of personal guarantees and global cash flow analysis in determining credit ratings.

We estimate the fair value of the properties that collateralize our impaired loans based on a variety of information, including third party appraisals and our management’s judgment of other factors. Our internal policy is to obtain externally prepared appraisals (or in limited cases indications of value from licensed appraisers or local real estate brokers) as follows: for all impaired loans; for restructured or renewed loans; upon classification or downgrade of a loan; upon accepting a deed in lieu of foreclosure; upon transfer of a loan to foreclosed real estate; and at least annually thereafter for all of our impaired and substandard rated loans and real estate owned through foreclosure. In addition to obtaining appraisals, we also consider the knowledge and experience of our two senior lending officers (the Chairman and INB’s President) and INB’s Chief Credit Officer related to values of properties in our geographical market areas. These officers take into account various information, including: local and national real estate market data provided by third parties; the consideration of the type, condition, location and occupancy of the specific collateral property as well as the current economic conditions and demand for the specific property in the area the property is located in assessing our internal estimates of fair value. Additionally, we require that all third-party appraisals we receive be reviewed by a different external appraiser for reasonableness. We believe the above steps help mitigate the risk profile of our loan portfolio.

(iv) Changes in the volume of our past due loans, nonaccrual loans and adversely classified assets. As discussed elsewhere in this report, our level of such assets has declined significantly since 2010. Our special mention and substandard rated loans decreased from approximately $59 million and $222 million, respectively, prior to the May 2010 bulk sale, to approximately $19 million and $75 million, respectively, at December 31, 2012. The lower level of problem assets helps mitigate the risk profile of our loan portfolio.

(v) Adverse situations which may affect our borrowers’ ability to repay. Nonaccrual/problem loans are reviewed individually based on the facts and circumstances known to us at that time. An assessment is made as to whether there are specific issues unique to each loan or borrower that caused the problem or whether such issues identified are generic/systemic to the entire or a large portion of the loan portfolio and as such increase the risk profile of the loan portfolio. In addition to the negative impact from the weak economy, high rates of unemployment, and increased office and retail vacancy rates, we believe that a large number of our loans that became nonaccrual over the last several years also had specific issues unique to each loan that resulted in the loan being classified as nonaccrual. When adjusting our historical loss experience, we consider the results of the above assessments.

(vi) Changes in national, regional and local economic and business conditions and other developments that may affect the collectability of our loan portfolio, including impacts of political, regulatory, legal and competitive changes on the portfolio. We continually monitor real estate market and economic conditions, both locally in our lending areas and on a national level. The monitoring process is done through the review of various publications, discussions with brokers and existing customers and analysis of market rents. Political and regulatory issues, including armed conflicts and acts of terrorism, or natural disasters such as hurricanes, may have an adverse impact on economic conditions as a whole and may be more pronounced on loans in specific geographic regions. When adjusting our historical loss experience, we also consider the results of the above assessments.

(vii) Changes to our lending policies and procedures, underwriting standards, risk selection (loan volumes and loan terms) and to our collection, loan chargeoff and recovery practices. We continually review our lending policies, procedures and practices. Furthermore, we believe that we have become more risk averse over the last several years by being more selective in originating new loans.

Additionally, we continue to enhance our loan origination and monitoring process, including the following: adding more detailed policy guidelines for acceptable debt service coverage ratios based on maximum amortization periods for commercial and multifamily properties; established more detailed requirements for personal guarantees; formalized our credit approval process; revised our loan presentation format to the Loan Committee to clearly identity any policy exceptions; enhanced the portfolio stratification to better identify concentration risks; enhanced our TDR policy to better identify loans experiencing financial difficulties; enhanced our credit grading policy; updated our appraisal requirement policy, including accelerating the ordering of new appraisals when loans are experiencing payment difficulty; established a formal third-party review process of all appraisals; established a criticized asset report committee to review and approve quarterly analyses; created penetration reports evidencing the obtaining of various types of financial or performance data; and instituted reviews and action plans on a quarterly basis for all classified loans. We believe the above steps help mitigate the risk profile of our loan portfolio.

(viii) Changes in the experience, ability and depth of our lending management and other relevant staff. INB’s Chief Credit Officer, who has 25 years of experience, reviews the assignment of credit ratings for all loans and attends all loan committee meetings and provides his input. We have also added to and expect to continue to expand the number of our loan relationship managers to monitor our loans. These changes coupled with the depth of our existing staff and the substantial experience of our Chairman and INB’s President in commercial and multifamily real estate lending have had a positive effect on this qualitative factor. We believe there is substantial experience on our lending and underwriting staff and on our Loan Committee, which helps mitigate the risk profile of our loan portfolio.

In addition to the general component of the allowance discussed above, the specific component of the allowance relates to loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable that we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. We consider a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimal delays or shortfalls in payments, and (iii) other information known by us that would indicate the full repayment of principal and interest is not probable. We generally consider delinquencies of 60 days or less to be minimal delays, and accordingly do not consider such delinquent loans to be impaired in the absence of other indications.

Our impaired loans normally consist of loans on nonaccrual status and those classified as troubled debt restructurings (TDRs). Generally, impairment for all of our impaired loans is calculated on a loan-by-loan basis using either the estimated fair value of the loan’s collateral less estimated selling costs (for collateral dependent loans) or the present value of the loan’s cash flows (for non-collateral dependent loans). Any calculated impairment is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the impaired loan with a corresponding decrease to the valuation allowance when such impairment is confirmed as a loss. The net carrying amount of an impaired loan (net of the valuation allowance) does not at any time exceed our recorded investment in the loan.

Valuation Allowance for Real Estate Losses. We maintain a valuation allowance for real estate we acquire through foreclosure. We estimate the fair value of our real estate in the same manner as impaired loans. We periodically adjust the carrying values of the real estate to reflect decreases in estimated fair values resulting from changing market conditions through an increase to the valuation allowance for real estate losses and a charge to the provision for real estate losses.

Summary. We believe, based on information known to us at the date the allowances are calculated that the level of our allowance for loan losses and valuation allowance for real estate losses was adequate to cover estimated losses in our loan and real estate owned portfolios. Although we believe we use the best information available to make determinations with respect to these allowances, future adjustments to one or both allowances may be necessary if facts and circumstances differ from those previously assumed in their determination.

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

Other Than Temporary Impairment Charges on Security Investments. For a discussion of the factors and estimates used in assessing for and computing other than temporary impairment charges on our security investments, see notes 1 and 2 to the financial statements in this report.

Valuation Allowance for Deferred Tax Assets. As disclosed in note 14 to the financial statements in this report, we have a deferred tax asset in the amount of $29 million at December 31, 2012, which included unused net operating loss (NOLs) and alternative minimum tax credit (AMT) carryfowards. We determined that it was not necessary to maintain a valuation allowance for our deferred tax asset at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. The need for as well as adjustments (increases or decreases) to the deferred tax asset valuation allowance is determined by us based upon changes in the expected realization of the deferred tax asset. We evaluate our deferred tax asset for recoverability quarterly based on all available evidence. This process involves significant judgment on our part and includes assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected earnings and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be fully realized. In evaluating the more-likely-than-not criterion, we consider all positive and negative evidence as of the end of each reporting period. The realization of our deferred tax assets ultimately depends on the existence of sufficient future taxable income in the carryforward period under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, we may be required to establish and/or record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and regulatory capital position. The conclusion not to maintain a valuation allowance as noted above is based on our prior earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with evidence (such as returning to profitability since the third quarter of 2010) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

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

Overview of Financial Results

We reported net earnings available to common stockholders of $10.4 million in 2012, or $0.48 per common share, compared to net earnings of $9.5 million, or $0.45 per share, in 2011, and a net loss of $55.0 million, or $4.95 per share, in 2010.

Key points regarding our performance are summarized below.

—	Our total assets decreased to $1.67 billion at December 31, 2012, from $1.97 billion at December 31, 2011 and $2.07 billion at December 31, 2010.

—	Our total deposits decreased to $1.36 billion at December 31, 2012, from $1.66 billion at December 31, 2011 and $1.77 billion at December 31, 2010.

—

Our total loans, net of deferred fees, decreased to $1.11 billion at December 31, 2012, from $1.16 billion at December 31, 2011 and $1.34 billion at December 31, 2010, despite new loan originations increasing to $242 million in 2012, from $82 million in 2011 and $77 million in 2010.

—

INB’s regulatory capital ratios continued to increase through the retention of earnings and a gradual reduction in the size of its balance sheet. INB’s ratios at December 31, 2012 were as follows: Tier One Leverage - 14.44%; Tier One Risk-Based Capital- 19.80%; and Total Risk-Based Capital - 21.06%; well above its minimum requirements of 9%, 10% and 12%, respectively. INB’s Tier One Capital amounted to $244 million and was $92 million in excess of the required minimum for the Tier One Leverage ratio at December 31, 2012.

—

Our loans on nonaccrual status decreased to $46 million at December 31, 2012, from $57 million at December 31, 2011 and $53 million at December 31, 2010. The category of nonaccrual loans includes certain restructured loans (TDRs) that are current as to payments and performing in accordance with their renegotiated terms, but are required to be classified nonaccrual based on regulatory guidance. At December 31, 2012, such loans totaled $36 million compared to $46 million at December 31, 2011 and $21 million at December 31, 2010. These loans were yielding approximately 5% at December 31, 2012.

—	Our real estate owned through foreclosure (REO) decreased to $16 million at December 31, 2012, from $28 million at December 31, 2011 and $27 million at December 31, 2010.

—

Our provision for loan and real estate losses decreased to an aggregate of $4.1 million in 2012, from $8.4 million in 2011 and $117.0 million in 2010, while real estate expenses were $2.1 million in 2012, $1.6 million in 2011 and $4.1 million in 2010.

—	Our noninterest income (inclusive of loan prepayment income which is significant to the total) increased to $6.2 million in 2012, from $4.3 million in 2011 and $2.1 million in 2010.

—

Our operating expenses amounted to $16.7 million in 2012, compared to $15.9 million in 2011 and $19.1 million in 2010. Our efficiency ratio (which measures our ability to control our expenses as a percentage of our revenues) continued to be favorable and was 37% for 2012, compared to 34% for 2011 and 41% for 2010.

—

Our net interest margin (exclusive of loan prepayment income) increased to 2.29% in 2012, from 2.18% in 2011 and 2.11% in 2010. Net interest and dividend income, which was affected by a smaller balance sheet, decreased to $39.2 million in 2012 from $42.3 million in 2011 and $44.4 million in 2010.

—	Our book value per common share (after subtracting preferred dividends in arrears) increased to $8.44 at December 31, 2012, from $8.07 at December 31, 2011 and $7.61 at December 31, 2010.

Over the last several years, our operating results have been negatively affected to varying degrees by a weak economy, high rates of unemployment, increased office and retail vacancy rates and an increased supply of distressed properties for sale in the marketplace at discounted prices, all of which have significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These unfavorable conditions, particularly in 2010, caused a large number of our loans to become underperforming or nonperforming and substantially increased our loan and real estate loss provisions and related expenses associated with these assets. Our operating results for 2012 and 2011 rebounded from 2010 primarily due to significantly lower levels of these assets and associated provisions for loan and real estate losses and other related carrying expenses. Our problem assets totaled $86 million, or 5.1% of total assets, at December 31, 2012, down from a high of $274 million, or 12.0% of total assets, at March 31, 2010.

Since March 2010, we have taken and continue to take various steps to resolve our problem assets, including executing a bulk sale, proceeding with foreclosures on many of the collateral properties and attempting to sell them, working with certain borrowers to provide payment relief and, in limited cases, accepting partial payment as full satisfaction of the loan either directly from the borrower or through the sale of the loan to a third party.

As discussed in greater detail elsewhere in this report, the net loss for 2010 was largely the result of a bulk sale of certain non-performing and underperforming loans and real estate owned at significantly discounted prices in comparison to their carrying values. We also recorded additional provisions for loan and real estate losses during 2010 apart from the bulk sale due to the weak economy, declining real estate values and recommendations from INB’s primary regulator.

Since early 2010, due primarily to higher regulatory capital requirements imposed on INB and decreased suitable lending opportunities particularly in 2010 and 2011, INB has gradually reduced the size of its balance sheet by steadily decreasing its deposit rates and encouraging net deposit outflow, repaying borrowed funds and decreasing the volume of its new loan originations from historical levels. This posture combined with the retention of operating earnings has increased INB’s regulatory capital ratios significantly during this period, while decreasing its net interest and dividend income.

In addition to the higher capital requirements, IBC and INB are also operating under regulatory formal agreements since 2010, which have increased our operating expenses, imposed various operating restrictions on our business, including those impacting our lending and deposit gathering activities, and consumed a large amount of our senior management’s time and focus. As of the date of filing of this report, we believe that we were in compliance with all the requirements of both formal agreements. INB’s regulator has communicated to us that INB must have sustained performance with respect to several articles in its formal agreement in order to achieve full compliance. We cannot predict when the regulators will consider us in full compliance and when they will lift the formal agreements. See the section entitled “Supervision and Regulation” in Item 1 “Business” in this report for further discussion.

Our real estate lending activities continue to receive increased oversight from our regulators, including among other things, requiring us to set and manage internal commercial real estate loan concentration limits as a percentage of INB’s regulatory capital, as that ratio is defined by the regulators. Furthermore, we cannot predict if additional regulatory burdens may be imposed on our business model in the future. Depending on market conditions and available lending opportunities that are suitable for us, as well as any regulatory constraints that may affect us, the overall size of INB’s balance sheet or its loan portfolio may decrease further in the near term.

As a result of our increased capital levels, we are exploring opportunities to repurchase IBC’s securities held by the U.S. Treasury as part of the Capital Purchase Program. We would also need to repay accrued but unpaid interest on IBC’s junior subordinated debentures as well as dividends in arrears on IBC’s Series A preferred stock held by the Treasury. IBC’s main source of funds to undertake the foregoing actions would require a cash dividend from INB. The above actions require the approval of both INB’s primary regulator, the OCC, and IBC’s primary regulator, the FRB. Late last year, the Treasury announced that it will continue to conduct periodic, individual auctions of TARP securities it owns, including those of IBC, although the precise timing of any auction is not known. In January 2013, IBC and INB applied for the necessary approvals from their respective regulators to permit us to bid for the preferred stock in any such auction. There is no assurance that such approvals will be granted. See note 10 to the financial statements included in this report for a further discussion of the TARP securities.

On January 18, 2013, INB reached a settlement agreement with respect to certain litigation it had pursued in connection with a foreclosure action it had commenced in 2010 on one of its loans. INB commenced the action to collect insurance proceeds which it contended had been improperly paid to various third parties. As a result of the settlement, INB received net proceeds of $2.1 million in February 2013, which was recorded in February 2013 as a $0.7 million recovery of prior loan charge offs and a $1.4 million recovery of prior real estate expenses associated with the loan and underlying collateral property.

Comparison of Financial Condition at December 31, 2012 and 2011.

A comparison of selected balance sheet information follows:

	At December 31, 2012		At December 31, 2011
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$ 60,395	3.6%	$ 29,863	1.5%
Securities and other investments	458,098	27.5	711,163	36.1
Loans receivable, net of deferred fees and allowance for loan losses	1,079,363	64.8	1,133,375	57.6
Foreclosed real estate, net of valuation allowance	15,923	1.0	28,278	1.4
All other assets	52,013	3.1	66,861	3.4
Total assets	$1,665,792	100.0%	$1,969,540	100.0%
Deposits	$1,362,619	81.8%	$1,662,024	84.4%
Borrowed funds and related interest payable	62,930	3.8	78,606	4.0
All other liabilities	29,296	1.7	31,379	1.6
Total liabilities	1,454,845	87.3	1,772,009	90.0
Total stockholders’ equity	210,947	12.7	197,531	10.0
Total liabilities and stockholders’ equity	$1,665,792	100.0%	$1,969,540	100.0%

General

Total assets at December 31, 2012 decreased to $1.67 billion from $1.97 billion at December 31, 2011, primarily reflecting a decrease in security investments and loans, partially offset by an increase in cash and cash equivalents. The net decrease in assets was funded by a reduction in deposit liabilities and borrowed funds.

Cash and Cash Equivalents

Cash and cash equivalents, which increased to $60 million at December 31, 2012 from $30 million at December 31, 2011, include interest-bearing and noninterest-bearing cash balances with banks and other short-term investments. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity and funding commitments.

Securities and Other Investments

The table below sets forth information about the composition of and changes to our security and other investments.

	Balance	Activity for the Period						Balance
($ in thousands)	At Dec 31, 2011	Purchased	Matured or Redeemed	Called By Issuer	Principal Payments	Amortization (Premium) Discount	OTTI	At Dec 31, 2012
Securities held to maturity:
U.S. government agencies (1)	$696,066	$335,582	$ -	$(675,223)	$ -	$(1,180)	$ -	$355,245
Residential MBS (2)	-	102,555	-	-	(16,895)	(1,382)	-	84,278
State and municipal	-	534	-	-	-	(1)	-	533
Corporate (3)	4,378	-	-	-	(75)	-	(582)	3,721
	700,444	438,671	-	(675,223)	(16,970)	(2,563)	(582)	443,777
Securities available for sale:
Mutual fund (4)	-	1,000	-	-	-	-	-	1,000
Other investments:
FRB and FHLB stock (5)	9,249	254	(1,352)	-	-	-	-	8,151
Time deposits with banks (6)	1,470	3,700	-	-	-	-	-	5,170
	$711,163	$443,625	$(1,352)	$(675,223)	$(16,970)	$(2,563)	$(582)	$458,098

(1)    Consist of investment grade debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).

(2)   Consist of investment grade residential mortgage-backed securities issued by the Government National Mortgage Association (GNMA), FNMA and FHLMC.

(3)    Consist of non-investment grade corporate securities. As discussed in greater detail in note 2 to the financial statements in this report, other than temporary impairment charges totaling $4.2 million have been recorded on these securities as of December 31, 2012.

(4)   Consists of shares owned in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

(5)   In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $2.3 million, respectively, at December 31, 2012. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.5%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

(6)  At December 31, 2012, time deposits with banks had a weighted-average yield of 1.14% and remaining maturity of 2.82 years.

All of the investments in the preceding table were held by INB. Securities are classified as held to maturity (“HTM”) and are carried at amortized cost when INB has the intent and ability to hold them to maturity. A large portion of the resulting proceeds from the net reduction in total investments from December 31, 2011 was used to fund planned deposit outflow and repayment of borrowed funds.

At December 31, 2012, the HTM portfolio had a weighted-average yield to earliest call date of 1.05% and a weighted-average remaining expected life and contractual maturity of 2.0 years and 7.1 years, respectively. A large number of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $222 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds. At December 31, 2012, the HTM portfolio’s estimated fair value was $442 million and the portfolio had a net unrealized loss of $1.6 million. See note 2 to the financial statements in this report for information on and a discussion of unrealized losses. For additional historical information on the securities portfolio, see the caption entitled “Security Investment Activities” in Item 1 “Business” of this report.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.11 billion at December 31, 2012, a $56.5 million decrease from $1.16 billion at December 31, 2011. The decrease was due to an aggregate of $291.0 million of principal repayments (resulting from $249.5 million of payoffs and $41.5 million of normal amortization), $2.3 million of net chargeoffs and $4.7 million transferred to foreclosed real estate, mostly offset by $241.5 million of new loan originations.

New loan originations during the period had nearly all fixed interest rates and a weighted-average yield, term and loan-to-value ratio of 4.87%, 5.8 years and 56%, respectively. The new originations were comprised of $141.6 million of commercial real estate loans, $72.0 million of multifamily loans, $27.2 million of loans made on investor owned 1-4 family condominiums and $0.7 million of other consumer and business loans. Loans paid off during 2012 had a weighted-average yield of 6.15%. At December 31, 2012, loans in the portfolio that had fixed interest rates constituted approximately 89% of the loan portfolio. The entire loan portfolio had a short weighted-average remaining life of approximately 3.9 years as of December 31, 2012. See the section “Asset and Liability Management” in this report for a further discussion of our fixed-rate loans and their impact on our interest rate risk.

The loan portfolio at December 31, 2012 was also concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York (65%) and Florida (26%). We also had loans in other states. The properties collateralizing our loans include rental cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial buildings, warehouses, parking lots/garages, mobile home parks, self-storage facilities and some vacant land.

For additional information on and discussion of our loan portfolio, see the section entitled “Lending Activities” in Item 1 “Business” and note 3 to the financial statements in this report.

Nonaccrual and Restructured Loans (Impaired Loans)

Nonaccrual loans amounted to $45.9 million (or 14 loans) at December 31, 2012, compared to $57.2 million (or 21 loans) at December 31, 2011. Loans classified as accruing troubled debt restructured loans (TDRs) amounted to $20.1 million (or 9 loans) at December 31, 2012, compared to $9.0 million (or 5 loans) at December 31, 2011. For additional information on and discussion of our nonaccrual loans, TDRs and potential problem loans, see note 3 to the financial statements and the section entitled “Asset Quality” in Item 1 “Business” in this report.

Allowance for Loan Losses

The allowance for loan losses amounted to $28.1 million at December 31, 2012, compared to $30.4 million at December 31, 2011. The allowance represented 2.54% of total loans (net of deferred fees) outstanding at December 31, 2012, compared to 2.61% at December 31, 2011. At December 31, 2012 and 2011, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $5.9 million and $8.0 million, respectively, for our impaired loans, which consist of our nonaccrual loans and accruing TDRs.

The net decrease in the allowance of $2.3 million was due to $3.2 million of chargeoffs, partially offset by $0.9 million of partial recoveries of prior chargeoffs. The chargeoffs consisted of the following: a portion of 4 loans classified as nonaccrual TDRs (or $2.0 million of aggregate principal) was charged off in 2012 for financial statement purposes based on annual updated appraisals received on the underlying collateral properties. Although these TDR loans continue to perform as agreed under the modified terms, we reduced their carrying value by these chargeoffs to reflect the lower appraised amounts of the underlying property. The borrowers remain obligated to pay all contractual principal due on the TDRs. In addition, other chargeoffs totaling $0.3 million were recorded during 2012 in connection with satisfaction of 3 nonaccrual loans at a discount and another $0.9 million was partially charged off on 3 other nonaccrual loans due to decreases in the estimated fair value of the underlying collateral.

At December 31, 2012, with respect to all of our impaired loans, which totaled $66.0 million, we have obtained current appraisals of the underlying collateral as follows: 6% dated within the last 3 months; 18% dated within the last 4-6 months; 30% dated within the last 7-9 months; and 46% within the last 10-12 months. Our policy is to obtain externally prepared appraisals for impaired loans at least annually.

For additional information on and discussion of the allowance for loan losses, see the caption entitled “Allowance for Loan Losses” in Item 1 “Business” and note 4 to the financial statements in this report. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies.”

Foreclosed Real Estate

Real estate acquired through foreclosure, net of a valuation allowance, amounted to $15.9 million at December 31, 2012, compared to $28.3 million at December 31, 2011. For additional information on and discussion of foreclosed real estate, see the section entitled “Asset Quality” in Item 1 “Business” and note 6 to the financial statements in this report.

All Other Assets

The following table sets forth the composition of all other assets:

	At December 31,
($ in thousands)	2012	2011
Accrued interest receivable	$ 5,191	$ 7,216
Loan fees receivable	3,108	4,188
Income tax receivable	405	376
Premises and equipment, net	3,878	4,104
Deferred income tax asset	29,234	38,836
Deferred debenture offering costs, net	779	816
Investment in unconsolidated subsidiaries	1,702	1,702
Deferred issuance costs from brokered CDs	269	496
Prepaid deposit insurance assessments	6,116	8,359
All other	1,331	768
	$52,013	$66,861

Accrued interest receivable fluctuates based on the level of interest-earning assets and the timing of interest payments received. Loan fees receivable are fees due to us in accordance with the terms of our mortgage loans. Such amounts are generally due upon the full repayment of the loan. These fees are recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The decrease was due to payments exceeding new fees that were charged on new loan originations.

Premises and equipment decreased as purchases were more than offset by normal depreciation and amortization. The deferred income tax asset relates to the unrealized benefit for net temporary differences between the our financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions. Such items are normally comprised of the allowance for loan losses, valuation allowance for real estate losses and capitalized real estate expenses, all of which will become tax deductible when actual chargeoffs are incurred, and our net operating loss carryforward that can be used to offset future taxable income. The decrease in the deferred tax asset was attributable to the partial utilization in 2012 of our net operating loss carryforward. See the section “Critical Accounting Policies” and note 14 to the financial statements in this report for further discussion.

Deferred debenture offering costs consist primarily of underwriters’ commissions and are amortized over the terms of the debentures. The net decrease was due to normal amortization. The investment in unconsolidated subsidiaries consists of IBC’s total common stock investment in its wholly owned business trusts, Intervest Statutory Trust II, III, IV and V. Prepaid deposit insurance assessments relates to the unamortized portion of the estimated amount of INB’s FDIC insurance premiums (prepaid by INB in December 2009). This prepayment requirement was imposed on all FDIC insured institutions in order to recapitalize the Deposit Insurance Fund. The prepaid asset will be charged to expense during the future periods to which it relates. Deferred issuance costs from brokered deposits decreased due to normal amortization. These costs are being amortized to interest expense over the life of the deposits.

Deposits

Total deposits at December 31, 2012 decreased to $1.36 billion from $1.66 billion at December 31, 2011, primarily reflecting decreases of $262 million in certificate of deposit accounts (CDs) and $43 million in money market deposit accounts. At December 31, 2012, CDs totaled $937 million, and checking, savings and money market accounts aggregated to $426 million. The same categories of deposit accounts totaled $1.20 billion and $463 million, respectively, at December 31, 2011.

INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow (including the ongoing repayment of maturing higher-cost brokered CDs) and reduce the overall size of its balance sheet. CDs represented 69% of total deposits at December 31, 2012, compared to 72% at December 31, 2011. At December 31, 2012 and 2011, CDs included $78 million and $128 million of brokered deposits, respectively. For additional information on and discussion of deposits, see the section entitled “Liquidity and Capital Resources” in Item 7 and “Sources of Funds” in Item 1 of this report.

Borrowed Funds and Related Interest Payable

The following table summarizes borrowed funds and related interest payable:

	At December 31, 2012		At December 31, 2011
($ in thousands)	Principal	Accrued Interest	Principal	Accrued Interest
Debentures outstanding - IBC	$56,702	$ 6,228	$56,702	$ 4,361
FHLB advances outstanding - INB	-	-	17,500	43
	$56,702	$6,228	$74,202	$4,404

Total borrowed funds and related accrued interest payable decreased to $62.9 million at December 31, 2012, from $78.6 million at December 31, 2011, due to the maturity and repayment of $10.5 million of FHLB advances and the early retirement of an additional $7.0 million of FHLB advances, partially offset by a $1.9 million increase in accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes relating to its outstanding trust preferred securities.

For additional information on and discussion of borrowed funds, see notes 8 through 10 to the financial statements in this report, as well as the sections entitled “Liquidity and Capital Resources” in Item 7 and “Sources of Funds” in Item 1 of this report.

All Other Liabilities

The following table sets forth the composition of all other liabilities:

	At December 31,
($ in thousands)	2012	2011
Mortgage escrow funds payable	$17,743	$19,670
Official checks outstanding	7,003	5,000
Accrued interest payable on deposits	2,379	3,676
All other liabilities	2,171	3,033
	$29,296	$31,379

Mortgage escrow funds payable fluctuate based on the level of loans outstanding and other factors and represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties when due. Official checks outstanding represent checks issued by INB in the normal course of business which fluctuate based on banking activity. Accrued interest payable on deposits fluctuates based on total deposits and the timing of interest payments. All other liabilities are comprised mainly of accrued expenses as well as fees received in connection with loan commitments that have not yet been funded.

Stockholders’ Equity

Stockholders’ equity increased to $211 million at December 31, 2012 from $198 million at December 31, 2011, primarily due to $12.2 million of net earnings.

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2011	$173,293	21,125,289	$8.20
Net earnings before preferred dividend requirements	12,222	-	0.57
Preferred dividends declared (1)	-	-	-
Amortization of preferred stock discount	(386)	-	(0.02)
Issuance of common stock from option exercises	-	100	3.00
Issuance of restricted common stock	-	465,400	-
Forfeiture of restricted stock	-	(1,200)	-
Compensation from stock options and restricted stock	1,194	-	0.06
Common stockholders’ equity at December 31, 2012	$186,323	21,589,589	$8.63

Preferred stockholder’s equity at December 31, 2011	$24,238	25,000
Amortization of preferred stock discount	386	-
Preferred stockholder’s equity at December 31, 2012	$24,624	25,000

Total stockholders’ equity at December 31, 2012	$210,947

(1)

Represents dividends associated with 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the U.S. Treasury. In February 2010, IBC suspended the declaration and payment of preferred dividends. IBC has missed 13 dividend payments as of the date of filing of this report. At December 31, 2012, the amount of preferred dividends unpaid and in arrears totaled $4.2 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable. See notes 10 and 11 to the financial statements in this report.

(2)	Common book value per share, after adjusting for preferred dividends in arrears of $4.2 million, was $8.44 at December 31, 2012.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011.

Overview

In 2012, we reported net earnings available to common stockholders of $10.4 million, or $0.48 per diluted common share, compared to $9.5 million, or $0.45 per diluted common share, in 2011. The results and per share amounts reported for both periods were net of preferred dividend requirements.

Selected information regarding our results of operations follows:

	For the Year Ended December 31
($ in thousands)	2012	2011	Change
Interest and dividend income	$77,284	$92,837	$(15,553)
Interest expense	38,067	50,540	(12,473)
Net interest and dividend income	39,217	42,297	(3,080)
Provision for loan losses	-	5,018	(5,018)
Noninterest income	6,194	4,308	1,886
Noninterest expenses:
Provision for real estate losses	4,068	3,349	719
Real estate activities expenses	2,146	1,619	527
Operating expenses	16,668	15,861	807
Earnings before provision for income taxes	22,529	20,758	1,771
Provision for income taxes	10,307	9,512	795
Net earnings	12,222	11,246	976
Preferred dividend requirements and discount amortization (1)	(1,801)	(1,730)	(71)
Net earnings available to common stockholders	$ 10,421	$ 9,516	$ 905

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements in this report.

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

Our net interest and dividend income (detailed in the table that follows) decreased by $3.1 million to $39.2 million in 2012 from $42.3 million in 2011. The decrease largely reflected a planned reduction in the size of INB’s balance sheet. In 2012, our total average interest-earning assets decreased by $222 million from 2011, reflecting decreases of $109 million in average loans and $113 million in average total securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $185 million and $12 million, respectively, while our average stockholders’ equity increased by $13 million. The reduction in the balance sheet positively impacted our regulatory capital ratios, but negatively impacted our total net interest and dividend income.

Our net interest margin increased to 2.29% in 2012 from 2.18% in 2011. The margin benefited from an improved interest rate spread, partially offset by a $25 million decrease in net average interest-earning assets due to a higher level of cash on hand. The interest rate spread improved by 14 basis points due to a steady reduction in the rates we paid on deposits and the run off of higher-cost maturing CDs and borrowings, largely offset by payoffs of higher yielding loans and calls of higher yielding security investments, coupled with the re-investment of a large portion of these cash inflows into new loans and securities at lower market interest rates. Overall, our average cost of funds decreased by 43 basis points to 2.40% in 2012, from 2.83% in 2011, while our average yield on interest-earning assets decreased at a slower pace or by 29 basis points to 4.51% in 2012, from 4.80% in 2011.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year. The interest rate spread is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net interest margin is greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, demand deposits and stockholders’ equity.

	For the Year Ended December 31,
	2012			2011
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Interest-earning assets:
Commercial real estate loans	$865,576	$52,784	6.10%	$905,082	$58,469	6.46%
Multifamily loans	246,537	14,610	5.93	333,478	21,425	6.42
1-4 family loans	26,021	1,524	5.86	6,336	381	6.01
Land loans	9,706	666	6.86	11,822	826	6.99
All other loans	1,849	95	5.14	1,736	84	4.84
Total loans (1)	1,149,689	69,679	6.06	1,258,454	81,185	6.45
U.S. government agencies securities	480,919	6,272	1.30	651,602	11,046	1.70
Residential mortgage-backed securities	61,630	738	1.20	-	-	-
State and municipal securities	312	4	1.28	-	-	-
Corporate securities	4,243	52	1.23	4,478	48	1.07
Mutual funds and other equity securities	38	1	2.63	-	-	-
FRB and FHLB stock	8,635	492	5.70	9,528	539	5.66
Total securities	555,777	7,559	1.36	665,608	11,633	1.75
Other interest-earning assets	8,273	46	0.56	11,806	19	0.16
Total interest-earning assets	1,713,739	$77,284	4.51%	1,935,868	$92,837	4.80%
Noninterest-earning assets	125,988			88,089
Total assets	$1,839,727			$2,023,957
Interest-bearing liabilities:
Interest checking deposits	$13,032	$65	0.50%	$10,381	$79	0.76%
Savings deposits	9,294	34	0.37	9,285	58	0.62
Money market deposits	424,949	2,142	0.50	432,729	3,669	0.85
Certificates of deposit	1,075,350	33,590	3.12	1,254,755	43,776	3.49
Total deposit accounts	1,522,625	35,831	2.35	1,707,150	47,582	2.79
FHLB advances	9,087	388	4.27	21,574	885	4.10
Debentures - capital securities	56,702	1,848	3.26	56,702	2,072	3.65
Mortgage note payable	-	-	-	22	1	4.55
Total borrowed funds	65,789	2,236	3.40	78,298	2,958	3.78
Total interest-bearing liabilities	1,588,414	38,067	2.40%	1,785,448	50,540	2.83%
Noninterest-bearing deposits	4,503			4,293
Noninterest-bearing liabilities	43,163			43,262
Preferred stockholder’s equity	24,419			24,041
Common stockholders’ equity	179,228			166,913
Total liabilities and stockholders’ equity	$1,839,727			$2,023,957
Net interest and dividend income/spread		$39,217	2.11%		$42,297	1.97%
Net interest-earning assets/margin (2)	$125,325		2.29%	$150,420		2.18%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.08x			1.08x
Other Ratios:
Return on average assets	0.66%			0.56%
Return on average common equity	6.82%			6.74%
Noninterest expenses to average assets (3)	0.91%			0.78%
Efficiency ratio (4)	37%			34%
Average stockholders’ equity to average assets	11.07%			9.43%
(1)	Includes average nonaccrual loans of $52 million in 2012 and $51 million in 2011. Interest not recorded on such loans totaled $0.6 million in 2012 and $0.8 million in 2011.
(2)	Net interest margin is reported exclusive of income from loan prepayments, which is reported as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.59% and 2.31% for 2012 and 2011, respectively.
(3)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities expenses.
(4)	Defined as noninterest expenses (excluding provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.

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

For the Year Ended December 31, 2012 vs. 2011
Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(4,912)	$(7,094)	$ 500	$(11,506)
Securities	(2,595)	(2,956)	1,477	(4,074)
Other interest-earning assets	47	(6)	(14)	27
Total interest-earning assets	(7,460)	(10,056)	1,963	(15,553)
Interest-bearing liabilities:
Interest checking deposits	(27)	20	(7)	(14)
Savings deposits	(23)	-	(1)	(24)
Money market deposits	(1,515)	(66)	54	(1,527)
Certificates of deposit	(4,643)	(6,261)	718	(10,186)
Total deposit accounts	(6,208)	(6,307)	764	(11,751)
FHLB advances	37	(512)	(22)	(497)
Debentures - capital securities	(221)	-	(3)	(224)
Mortgage note payable	(1)	(1)	1	(1)
Total borrowed funds	(185)	(513)	(24)	(722)
Total interest-bearing liabilities	(6,393)	(6,820)	740	(12,473)
Net change in interest and dividend income	$(1,067)	$(3,236)	$1,223	$(3,080)

Provision for Loan Losses

There was no required provision for loan losses in 2012, compared to a provision of $5.0 million in 2011. The decrease was based on our review of the adequacy of the allowance for loan losses and was primarily attributable to fewer loans outstanding and fewer credit rating downgrades in 2012 compared to 2011. A detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” in this report.

Noninterest Income

Noninterest income increased by $1.9 million to $6.2 million in 2012 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2012	2011
Customer service fees	$ 473	$ 441
Income from mortgage lending activities and all other fees (1)	1,169	1,552
Income from the early repayment of mortgage loans (2)	5,134	2,516
Impairment writedowns on investments securities (3)	(582)	(201)
	$6,194	$4,308

(1)     Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.

(2)     Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.

(3)     Consists of other than temporary impairment charges on trust preferred security investments (which are discussed in more detail in note 2 to the financial statements in this report).

The increase in noninterest income was primarily due to a $2.6 million increase in loan prepayment income partially offset by a $0.4 million increase in security impairment charges.

Noninterest Expenses

The provision for real estate losses amounted to $4.1 million in 2012, compared to $3.3 million in 2011. The provisions are a result of our periodic market valuations of the properties we own through foreclosure, which required a higher level of provisions in 2012. The provisions are a function of lower estimated values on several properties we currently own or owned through foreclosure during the year. Decreases in the estimated fair value of real estate acquired through foreclosure are recorded as an increase to the corresponding valuation allowance and a charge to the provision for real estate losses. See the section entitled “Asset Quality” in Item 1 “Business” of this report for a list of real estate owned and their related net carrying values.

Real estate activities expenses increased to $2.1 million in 2012 from $1.6 million in 2011, primarily reflecting a higher level of expenses (primarily increased repairs, maintenance and insurance costs) associated with several properties owned through foreclosure. Additionally, the total expense for 2011 was reduced by a $0.2 million gain recognized from the transfer of one loan to foreclosed real estate (due to the collateral property’s then estimated fair value being greater than the loan’s outstanding balance).

Operating expenses are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2012	2011
Salaries and employee benefits	$ 8,316	$ 6,945
Occupancy and equipment, net	2,059	1,779
Data processing	370	416
Professional fees and services	1,576	1,657
Stationery, printing and supplies	170	161
Postage and delivery	96	92
FDIC insurance	2,352	3,045
General insurance	579	560
Director and committee fees	413	415
Advertising and promotion	17	26
All other expenses	720	765
	$16,668	$15,861

Operating expenses increased to $16.7 million in 2012, from $15.9 million in 2011, reflecting primarily a $1.4 million increase in salaries and employee benefits, partially offset by a $0.7 million decrease in FDIC insurance expense. The increase in salaries and employee benefits was due to a higher level of stock compensation expense ($0.9 million), the impact of several new officer positions ($0.3 million), normal salary increases ($0.5 million) and an increased cost of providing employee benefits ($0.1 million), partially offset by a higher level of direct fee income ($0.4 million) recognized in accordance with GAAP due to higher loan origination volume. We employed 78 people as of December 31, 2012, versus 75 at December 31, 2011. The lower FDIC insurance expense was primarily a function of a lower level of deposits outstanding. Our efficiency ratio, which is a measure of our ability to control expenses, continued to be favorable and was 37% for 2012, compared to 34% for 2011.

Stock compensation expense for 2012 amounted to $1.2 million compared to $0.3 million in 2011, with the increase resulting from stock awards described below. On January 19, 2012, we awarded a total of 465,400 shares of restricted common stock under our shareholder-approved equity incentive plan as follows: a total of 175,000 shares to our executive officers; a total of 240,000 shares to our non-employee directors; and a total of 50,400 shares to our other officers and employees. For the executive officers, the awards vest in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant. For the non-employee directors, the awards vest 100% on the first anniversary of the grant. For the other officers and employees, the awards vest in three equal installments, with one third on each of the first three anniversaries of the grant date. Vesting is subject to the grantee’s continued employment with us, or in the case of non-employee directors, the grantee continuing to serve as our director, on the aforementioned anniversary dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of our Company, as defined in the restricted stock agreements. The grant date fair value for each award was $2.90 per share, or a total fair value of $1.4 million, based on the closing market price of the common stock on the grant date of January 19, 2012. Such amount is being recognized as stock compensation expense over the related vesting periods. There were no equity compensation awards made in 2011. For additional information on outstanding awards, see note 13 to the financial statements in this report.

Provision for Income Taxes

We recorded a provision for income tax expense of $10.3 million on pre-tax income of $22.5 million in 2012, compared to a provision of $9.5 million on pre-tax income of $20.8 million in 2011. Our effective tax rate (inclusive of state and local taxes) was 46% in 2012 and 2011. The provision for income tax expense reflected the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, see note 14 to the financial statements in this report.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010.

Overview

In 2011, we reported net earnings available to common stockholders of $9.5 million, or $0.45 per diluted common share, compared to a net loss available to common stockholders of $55.0 million, or $4.95 per diluted common share, in 2010. The results and per share amounts reported for both periods were net of preferred dividend requirements. The net loss for 2010 was driven by a bulk sale of nonperforming and underperforming assets and additional loan and real estate loss provisions due to lower commercial real estate values and a weak economy.

In May 2010, we completed a large bulk sale in order to accelerate the reduction of our problem assets. We sold certain non-performing and underperforming loans and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $192.6 million of loans and $14.4 million of real estate. The assets were sold at a substantial discount to their then net carrying values of $197.7 million for net proceeds of $119.1 million. As a result of the bulk sale, we recorded a $78.7 million combined provision for loan and real estate losses, which contributed approximately $44 million, or 79%, to our net after tax loss of $55 million in 2010.

Selected information regarding our results of operations follows:

	For the Year Ended December 31
($ in thousands)	2011	2010	Change
Interest and dividend income	$92,837	$107,072	$ (14,235)
Interest expense	50,540	62,692	(12,152)
Net interest and dividend income	42,297	44,380	(2,083)
Provision for loan losses	5,018	101,463	(96,445)
Noninterest income	4,308	2,110	2,198
Noninterest expenses:
Provision for real estate losses	3,349	15,509	(12,160)
Real estate activities expenses	1,619	4,105	(2,486)
Operating expenses	15,861	19,069	(3,208)
Earnings (loss) before provision (benefit) for income taxes	20,758	(93,656)	114,414
Provision (benefit) for income taxes	9,512	(40,348)	49,860
Net earnings (loss)	11,246	(53,308)	64,554
Preferred dividend requirements and discount amortization (1)	(1,730)	(1,667)	(63)
Net earnings (loss) available to common stockholders	$ 9,516	$ (54,975)	$64,491

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 10 to the financial statements in this report.

Net Interest and Dividend Income

Our net interest and dividend income decreased by $2.1 million to $42.3 million in 2011 from $44.4 million in 2010, which reflected a combination of a planned decrease in our assets and liabilities as well as decreased lending opportunities.

Total average interest-earning assets decreased by $171 million from 2010, due to a $231 million decrease in loans (due to payoffs, normal principal repayments and the bulk sale), partially offset by a $59 million net increase in security and other short-term investments. The net cash inflows of $171 million funded a $156 million decrease in average deposits and a $19 million reduction in average borrowed funds.

Our net interest margin improved to 2.18% from 2.11% in 2010, primarily due to our cost of funds decreasing at a faster pace than the yield on our interest-earning assets. Our average cost of funds decreased by 37 basis points to 2.83%, from 3.20% in 2010, while the yield on our average earning assets decreased at a slower pace by 28 basis points to 4.80%, from 5.08% in 2010. The lower yield on interest-earning assets reflected the impact of the bulk sale (which included the sale of $108 million of TDRs and other loans yielding approximately 5%), payoffs of other higher yielding loans and calls of security investments, coupled with the reinvestment of a large portion of the resulting cash inflows into new security investments with lower market interest rates, partially offset by the recovery in 2011 of $0.9 million of past due interest, including $0.5 million from one nonaccrual loan. The decrease in our average cost of funds was due to lower rates paid on deposit accounts and the repayment of maturing higher-cost brokered CDs and FHLB borrowings.

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011” under the caption “Net Interest and Dividend Income.”

	For the Year Ended December 31,
	2011			2010

($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate

Interest-earning assets:
Commercial real estate loans	$ 905,082	$58,469	6.46%	$ 1,014,911	$64,834	6.39%
Multifamily loans	333,478	21,425	6.42	443,969	28,173	6.35
1-4 family loans	6,336	381	6.01	5,161	303	5.87
Land loans	11,822	826	6.99	23,074	1,233	5.34
All other loans	1,736	84	4.84	1,889	95	5.03

Total loans (1)	1,258,454	81,185	6.45	1,489,004	94,638	6.36

U.S. government agencies securities	651,602	11,046	1.70	583,594	11,776	2.02
Corporate securities	4,478	48	1.07	5,915	62	1.15
FRB and FHLB stock	9,528	539	5.66	10,010	573	5.72

Total securities	665,608	11,633	1.75	599,519	12,411	2.07

Other interest-earning assets	11,806	19	0.16	18,502	23	0.12

Total interest-earning assets	1,935,868	$92,837	4.80%	2,107,025	$107,072	5.08%

Noninterest-earning assets	88,089			93,411

Total assets	$2,023,957			$2,200,436

Interest-bearing liabilities:
Interest checking deposits	$ 10,381	$ 79	0.76%	$ 9,722	$ 97	1.00%
Savings deposits	9,285	58	0.62	10,807	91	0.84
Money market deposits	432,729	3,669	0.85	469,813	5,107	1.09
Certificates of deposit	1,254,755	43,776	3.49	1,373,270	53,692	3.91

Total deposit accounts	1,707,150	47,582	2.79	1,863,612	58,987	3.17

FHLB advances	21,574	885	4.10	40,171	1,546	3.85
Debentures - capital securities	56,702	2,072	3.65	56,702	2,148	3.79
Mortgage note payable	22	1	4.55	158	11	6.96

Total borrowed funds	78,298	2,958	3.78	97,031	3,705	3.82

Total interest-bearing liabilities	1,785,448	50,540	2.83%	1,960,643	62,692	3.20%

Noninterest-bearing deposits	4,293			3,524
Noninterest-bearing liabilities	43,262			47,072
Preferred stockholder’s equity	24,041			23,668
Common stockholders’ equity	166,913			165,529

Total liabilities and stockholders’ equity	$2,023,957			$2,200,436

Net interest and dividend income/spread		$ 42,297	1.97%		$ 44,380	1.88%

Net interest-earning assets/margin (2)	$ 150,420		2.18%	$ 146,382		2.11%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08x			1.08x

Other Ratios:
Return on average assets	0.56%			-2.42%
Return on average common equity	6.74%			-32.20%
Noninterest expenses to average assets (3)	0.78%			0.87%
Efficiency ratio (4)	34%			41%
Average stockholders’ equity to average assets	9.43%			8.60%

(1)	Includes average nonaccrual loans of $50.6 million in 2011 and $53.2 million in 2010. Interest not recorded on such loans totaled $0.8 million in 2011 and $2.9 million in 2010.

(2)	Net interest margin is reported exclusive of income from loan prepayments, which is reported as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.31% and 2.17% for 2011 and 2010, respectively.

(3)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities expenses.

(4)	Defined as noninterest expenses (excluding provisions for loan and real estate losses and real estate activities expenses) as a percentage of net interest and dividend income plus noninterest income.

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

For the Year Ended December 31, 2011 vs. 2010
Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$ 1,405	$(14,574)	$ (284)	$ (13,453)
Securities	(1,879)	1,336	(235)	(778)
Other interest-earning assets	7	(8)	(3)	(4)
Total interest-earning assets	(467)	(13,246)	(522)	(14,235)
Interest-bearing liabilities:
Interest checking deposits	(23)	7	(2)	(18)
Savings deposits	(24)	(13)	4	(33)
Money market deposits	(1,128)	(404)	94	(1,438)
Certificates of deposit	(5,768)	(4,634)	486	(9,916)
Total deposit accounts	(6,943)	(5,044)	582	(11,405)
FHLB advances	100	(716)	(45)	(661)
Debentures - capital securities	(79)	-	3	(76)
Mortgage note payable	(4)	(9)	3	(10)
Total borrowed funds	17	(725)	(39)	(747)
Total interest-bearing liabilities	(6,926)	(5,769)	543	(12,152)
Net change in interest and dividend income	$ 6,459	$(7,477)	$(1,065)	$ (2,083)

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

Throughout 2010 and 2011, the weak economy, high unemployment, increased office and retail vacancy rates and an increased supply of distressed properties for sale in the marketplace at discounted prices significantly reduced commercial and multifamily real estate values both nationally and in our lending areas. These factors negatively impacted to varying degrees the estimated fair values of the properties that collateralize our problem loans as well as those properties we have acquired and own or owned through foreclosure. These factors negatively impacted our loan and real estate owned portfolios, but to a larger degree in 2010.

Noninterest Income

Noninterest income increased by $2.2 million to $4.3 million in 2011 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010
Customer service fees	$ 441	$ 460
Income from mortgage lending activities and all other fees (1)	1,552	1,646
Income from the early repayment of mortgage loans (2)	2,516	1,420
Loss from early call of investment securities (3)	-	(917)
Gain on sale of securities available for sale (4)	-	693
Impairment writedowns on investments securities (5)	(201)	(1,192)
	$4,308	$2,110
(1) Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2) Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3) Consists of the recognition of any unamortized premium or discount at time of call.
(4) See note 2 to the financial statements in this report for a discussion of the gain.
(5) Consists of other than temporary impairment charges on trust preferred security investments (which are discussed in more detail in note 2 to the financial statements in this report).

The increase in noninterest income was primarily due to a$1.1 million increase in income from loan prepayments and a $1.0 million decrease in security impairment writedowns. Loan prepayment income for 2011 included $0.9 million from one loan payoff.

Noninterest Expenses

The provision for real estate losses decreased to $3.3 million in 2011 from $15.5 million in 2010. Approximately $5.3 million of the decrease was attributable to certain properties sold in the May 2010 bulk sale that did not recur and the remaining $6.9 million reflected the impact of less real estate owned as well as the results of our periodic market valuations of the properties we own through foreclosure, which did not require the same level of provisions in 2011. Decreases in the estimated fair value of real estate acquired through foreclosure are recorded as an increase to the corresponding valuation allowance and a charge to the provision for real estate losses. See the section entitled “Asset Quality” in Item 1 “Business” of this report for a list of real estate owned and their related net carrying values.

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

Operating expenses are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2011	2010
Salaries and employee benefits	$ 6,945	$ 6,472
Occupancy and equipment, net	1,779	1,812
Data processing	416	1,712
Professional fees and services	1,657	2,368
Stationery, printing and supplies	161	173
Postage and delivery	92	126
FDIC insurance	3,045	4,772
General insurance	560	538
Director and committee fees	415	369
Advertising and promotion	26	71
All other expenses	765	656
	$15,861	$19,069

Operating expenses decreased to $15.9 million in 2011 from $19.1 million in 2010, primarily due to decreases of $1.7 million in FDIC insurance premiums, $1.3 million in data processing costs and $0.7 million in professional fees, partially offset by a $0.5 million increase in salaries and employee benefits expense.

The decrease in FDIC insurance premiums was nearly all the result of a change in the FDIC’s formula for assessing premiums resulting from the Dodd-Frank Wall Street Reform & Consumer Protection Act as discussed in the section “Deposit Insurance Assessments” under the caption “Supervision and Regulation” in Item 1 “Business” of this report. This change in computing and assessing premiums positively impacted INB’s FDIC insurance expense in 2011 by $1.5 million.

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

The increase in compensation expense was due to an outstanding common stock award (made in December 2010) and resulting expense recorded over its vesting period (or $0.2 million for 2011) in accordance with GAAP (see note 14 to the financial statements in this report) as well as normal salary increases and increased staff ($0.2 million) and a higher cost of providing medical insurance benefits ($0.1 million).

Our efficiency ratio, which is a measure of our ability to control expenses and reflects our expenses as a percentage of our revenues, improved to 34% for 2011, from 41% for 2010.

Provision for Income Taxes

We recorded a provision for income tax expense of $9.5 million on pre-tax income of $20.8 million in 2011, compared to an income tax benefit of $40.3 million on a pre-tax loss of $93.7 million in 2010. Our effective tax rate (inclusive of state and local taxes) was 46% in 2011, compared to 43% in 2010. The rate for 2010 was negatively impacted to a greater degree by a deductibility limit on certain executive compensation resulting from IBC’s participation in the TARP program. The expense for 2011 reflected the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, see note 14 to the financial statements in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these financial instruments, see note 18 to the financial statements in this report.

Liquidity and Capital Resources

General.  Liquidity risk involves the risk of being unable to fund our assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. We manage our liquidity position on a daily basis to assure that funds are available to meet our operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Our primary sources of funds consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings through FHLB advances or the federal funds market; brokered deposits; and cash flow provided by our operating activities. For additional detail concerning our actual cash flows, see the statements of cash flows in this report.

Intervest National Bank. INB’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its loans and the rates offered on its deposits. INB relies heavily on certificates of deposit (time deposits) as its main source of funds and needs to pay competitive interest rates to attract and retain deposits to fund its loan originations. The stability of deposits as a funding source is affected by numerous factors, including returns available to our depositors on alternative investments, safety and FDIC insurance limits, the quality of our customer service and other competitive forces.

At December 31, 2012, INB had cash and short-term investments totaling $58 million and approved commitments to lend of $20 million (which excludes an additional $42 million of potential new loan commitments that were in process as of December 31, 2012), most of which are anticipated to be funded over the next 12 months from cash on hand.

Deposits. At December 31, 2012, total deposits amounted to $1.36 billion consisting of CDs totaling $937 million, and checking, savings and money market accounts aggregating to $426 million. CDs represented 69% of total deposits and CDs of $100,000 or more totaled $463 million and included $78 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 1.8 years and 4.91%, respectively, at December 31, 2012, and $38 million mature by December 31, 2013. At December 31, 2012, $519 million, or 55% of total CDs (inclusive of brokered deposits), mature within one year. INB expects to repay its brokered deposits as they mature and to retain or replace a significant portion of its remaining maturing CDs, although no assurance can be given that the deposit restrictions discussed below will not negatively impact INB’s ability to retain or attract deposits in the future. These restrictions may negatively impact INB’s ability to offer competitive deposit rates in its primary deposit-gathering market areas.

In 2012, INB experienced net deposit outflow of $299 million, consisting of the repayment of $50 million of maturing brokered deposits and $212 million of other maturing CDs and a $37 million net reduction in money market and checking deposit accounts. INB has steadily lowered its overall deposit rates offered for its deposit products since early 2010 to encourage deposit outflow and reduce the overall size of its balance sheet. Depending on market conditions and available lending opportunities, INB may decrease the size of its balance sheet further in the near term. INB’s total deposits may also decrease further due to the expected repayment of its maturing brokered deposits and from the potential effects of deposit rate restrictions that have been imposed on INB.

As a result of its Formal Agreement with the OCC, its primary regulator, INB is required (in the absence of obtaining a waiver from the FDIC) to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. At December 31, 2012, INB was in compliance with this requirement on all of its deposit products. Rates offered by INB on certain of its deposit products as of December 31, 2012 ranged as follows: money market accounts – offered at 0.36% (51 basis points below the maximum); 1 year CD – offered at 0.62% (36 basis points below the maximum); 3 year CD – offered at 1.06% (21 basis points below the maximum); and 5 year CD – offered at 1.59% (the maximum). Furthermore, INB is not allowed to accept, renew or rollover brokered deposits without the prior approval of the OCC. INB has not accessed the brokered deposit market since September 2009.

INB expects to fund future deposit outflow, if any, through a portion of the cash flows from the repayments of loans and/or expected calls of its agency security investments. INB’s current objective is to maintain its deposit rates at levels that are in compliance with its deposit rate restrictions while attempting to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio stood at 77% as of December 31, 2012.

Loans and Securities. At December 31, 2012, INB had $202 million, or 18%, of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, approximately $222 million of INB’s security investments could potentially be called if interest rates remain at or near current levels. Absent a need for these cash inflows, a large portion is expected to be reinvested into similar securities, with potentially lower market rates.

Borrowed Funds. In 2012, INB repaid $10.5 million of its maturing FHLB advances and retired early another $7.0 million of FHLB advances prior to their contractual maturity dates. At December 31, 2012, INB had no borrowed funds outstanding.

Credit lines. At December 31, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support an aggregate of approximately $482 million in borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from two banks totaling $30 million. This total borrowing capacity of $512 million represents a decrease of $249 million from December 31, 2011, due to a lower level of security investments outstanding. At December 31, 2012, INB’s secured lines of credit represented approximately 53% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

Capital Resources. As discussed in note 19 to the financial statements in this report, at December 31, 2012, INB’s regulatory capital ratios exceeded its current minimum requirements and INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation. At December 31, 2012, IBC had cash and short-term investments totaling $8.1 million, of which $7.8 million was available for use (inclusive of $6.2 million on deposit with INB). At December 31, 2012, IBC had accumulated and unpaid preferred (TARP) dividends in arrears of $4.2 million and accrued and unpaid interest of $6.2 million on its outstanding trust preferred securities.

Dividend and Interest Payment Restrictions. IBC has historically received cash dividends from INB to fund the interest payments due on IBC’s trust preferred securities as well as for IBC’s payment of preferred dividends. Since January 2010, INB has suspended the declaration and payment of dividends to IBC as required by INB’s primary regulator, the OCC. Since February 2010, IBC, as required by its primary regulator, the FRB, has also suspended the declaration and payment of dividends on its capital stock and payment of interest on its trust preferred securities. Dividends in arrears are recorded as a reduction in common stockholders’ equity only when they are declared and payable.

The regularly scheduled interest payments on the trust preferred securities continue to be accrued and are recorded as interest expense in our financial statements. The interest and preferred dividend payments referred to above can only resume at such time as both IBC and INB are permitted to do so and upon the determination that such payments are consistent with IBC’s and INB’s overall financial performance and capital requirements.

The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities. If IBC misses six quarterly preferred dividend payments, whether or not consecutive, the Treasury, the current holder of the preferred stock, has the right to appoint two directors to IBC’s Board of Directors until all accrued but unpaid dividends have been paid. As of December 31, 2012, IBC had missed 12 consecutive preferred dividend payments. During 2012, the Treasury exercised its right and appointed two directors to IBC’s board. See notes 10 and 11 to the financial statements in this report for a further discussion of missed dividend payments.

Capital Resources. As discussed in note 19 to the financial statements in this report, IBC’s regulatory capital ratios at December 31, 2012 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

TARP. As a result of our increased capital levels, we are exploring opportunities to repurchase IBC’s securities held by the U.S. Treasury as part of the Capital Purchase Program. We would also need to repay accrued but unpaid interest on IBC’s junior subordinated debentures as well as dividends in arrears on IBC’s Series A preferred stock held by the Treasury. IBC’s main source of funds to undertake the foregoing actions would require a cash dividend from INB.

The above actions require the approval of both INB’s primary regulator, the OCC, and IBC’s primary regulator, the FRB. Late last year, the Treasury announced that it will continue to conduct periodic, individual auctions of TARP securities it owns, including those of IBC, although the precise timing of any auction is not known. In January 2013, IBC and INB applied for the necessary approvals from their respective regulators to permit us to bid for the preferred stock in any such auction. There is no assurance that such approvals will be granted. See note 10 to the financial statements in this report for a further discussion of the TARP securities.

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

Additional information concerning securities held to maturity, loans, deposits, borrowings and preferred stock, including interest rates and maturity dates thereon, can be found in notes 2, 3, 7, 8, 9 and 10 to the financial statements in this report, as well as in various places in Item 1 “Business” of this report.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2012 due within the periods shown.

		Amounts Due In
($ in thousands)	Total	2013	2014 and 2015	2016 and 2017	2018 and Later
Deposits with stated maturities	$936,878	$519,236	$270,747	$139,536	$7,359
Deposits with no stated maturities	425,741	425,741	-	-	-
Subordinated debentures - capital securities	56,702	-	-	-	56,702
Mortgage escrow payable and official checks outstanding	24,746	24,746	-	-	-
Unfunded loan commitments and lines of credit (1)	20,008	20,008	-	-	-
Operating lease payments	17,400	1,461	3,108	3,010	9,821
Accrued interest payable on deposits	2,379	2,379	-	-	-
Accrued interest payable on all borrowed funds	6,228	6,228	-	-	-
Death benefit payments	438	264	174	-	-
Preferred cumulative dividends (2)	1,250	1,250	-	-	-
Preferred cumulative dividends unpaid and in arrears (3)	4,200	4,200	-	-	-
	$1,495,970	$1,005,513	$274,029	$142,546	$73,882

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

(2)	Assumes $25 million of cumulative preferred stock will be outstanding through December 2013 with a dividend rate of 5% per year.

(3)	Assumes dividends in arrears and accrued interest payable on TRUPs will be repaid by December 2013.

Regulatory Capital and Regulatory Matters

IBC and INB are subject to various regulatory capital requirements and each is operating under formal agreements with their respective primary regulator as discussed in more detail in the section “Supervision and Regulation” in Item 1 “Business” and in note 19 to the financial statements in this report.

Asset and Liability Management

We have interest rate risk that arises from differences in the repricing of our interest-earning assets and interest-bearing liabilities within a given time period. The primary objective of our asset/liability management strategy is to limit, within established board approved policy guidelines, the adverse effect of changes in interest rates on our net interest income and capital. We have never engaged in trading or hedging activities, nor invested in interest rate derivatives or entered into interest rate swaps.

In order to manage interest rate risk, INB uses a third party vendor to prepare quarterly asset and liability management reports using an earnings simulation model to quantify the effects of various interest rate scenarios on INB’s projected net interest and dividend income over specified periods, and the related impacts on its balance sheet and capital. These computations begin with our internally prepared gap analysis which is then further adjusted for additional assumptions regarding balance sheet growth and composition, and the specific pricing and repricing and maturity characteristics of INB’s assets and liabilities. Gap analysis measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period. There are numerous assumptions that are made by us to compute the gap and to run the earnings simulation model. A change in any of these assumptions could materially alter the results of both.

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

As discussed elsewhere in this report, the amount of fixed-rate loans in our loan portfolio has increased over the last several years and such loans constitute approximately 89%, or $989 million, of our loan portfolio at December 31, 2012. We also have loans (approximately 10% or $111 million) in the portfolio that have terms that call for predetermined increases in the interest rate at various times over the life of the loan. Included in our fixed-rate loans above is approximately $60 million of loans (originated mostly in 2012) whereby the borrower has the option prior to maturity and with the payment of a specified fee, to extend the loan for a new term at an interest rate per annum equal to the greater of the old rate or a new rate based on a fixed spread (ranging from 250 to 300 basis points) over a specified index, subject to meeting our underwriting requirements. The future repricing of our loans that have predetermined rate increases or the aforementioned options may not be at the same magnitude as general changes in market rates. Our loan portfolio at December 31, 2012 also included approximately 1% or $11 million of floating-rate loans that have a “floor” or minimum rate that was determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan’s interest rate. Our entire loan portfolio had a short weighted average life of approximately 3.9 years at December 31, 2012.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of December 31, 2012, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$ 74,619	$190,586	$619,290	$180,670	$1,065,165
Loans - performing nonaccrual TDRs (1)	9,290	24,046	2,955	-	36,291
Securities held to maturity (2)	94,104	193,208	148,410	4,334	440,056
Securities available for sale (2)	1,000	-	-	-	1,000
Short-term investments	2,754	-	-	-	2,754
FRB and FHLB stock	2,303	-	-	5,848	8,151
Interest-earning time deposits with banks	-	-	5,170	-	5,170
Total rate-sensitive assets	$184,070	$407,840	$775,825	$190,852	$1,558,587
Deposit accounts (3):
Interest checking	$ 15,185	$ -	$ -	$ -	$ 15,185
Savings	9,601	-	-	-	9,601
Money market	395,825	-	-	-	395,825
Certificates of deposit	122,731	396,505	410,283	7,359	936,878
Total deposits	543,342	396,505	410,283	7,359	1,357,489
Debentures (1)	56,702	-	-	-	56,702
Accrued interest on all borrowed funds (1)	6,228	-	-	-	6,228
Total borrowed funds	62,930	-	-	-	62,930
Total rate-sensitive liabilities	$606,272	$ 396,505	$410,283	$ 7,359	$1,420,419
GAP (repricing differences)	$(422,202)	$ 11,335	$365,542	$183,493	$ 138,168
Cumulative GAP	$(422,202)	$(410,867)	$ (45,325)	$138,168	$ 138,168
Cumulative GAP to total assets	(25.3)%	(24.7)%	(2.7)%	8.3%	8.3%

Significant assumptions used in preparing the preceding gap table follow:

(1)

Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $9.6 million are also excluded from the table.

(2)

Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate is scheduled to change. A large number of the securities have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value (or $3.7 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

(3)

Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change accordingly. It should be noted that depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

At December 31, 2012, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $411 million, or a negative 24.7% of total assets, at December 31, 2012. As a result of the negative one-year gap, the composition of our balance sheet at December 31, 2012 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table below summarizes the results of certain scenarios of our earnings simulation model as of December 31, 2012. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

		Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)
Next 12 months	$37,807	$37,671	$36,873	$33,229
% change		-0.36%	-2.47%	-12.11%
Next 13-24 months	$42,481	$40,832	$40,363	$38,879
% change		-3.88%	-4.99%	-8.48%
2 Year Cumulative	$80,288	$78,503	$77,236	$72,108
% change		-2.22%	-3.80%	-10.19%

(1)

The model for this scenario covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and are subsequently sustained at those levels for the remainder of the simulation horizon.

(2)	The model for this scenario utilizes an instantaneous parallel rate shock and is maintained at those levels for the entire simulation horizon.

A sudden and substantial change in interest rates may adversely impact our net interest and dividend income to a larger extent than noted above if interest rates on our assets and liabilities do not change at the same speed, to the same extent, or on the same basis, as those assumed in the model.

Recent Accounting Standards Update

See note 1 the financial statements in this report for a discussion of this topic.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments which reflect changes in market prices and rates, can be found in note 20 to the financial statements included in this report. We also actively monitor and manage our interest rate risk exposure as discussed under the caption “Asset and Liability Management” in this report.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

The following are included in this item:

- Management’s Report on Internal Control over Financial Reporting (page 71)

- Report of Independent Registered Public Accounting Firm on Internal Control (page 72)

- Report of Independent Registered Public Accounting Firm (page 73)

- Consolidated Balance Sheets at December  31, 2012 and 2011 (page 74)

- Consolidated Statements of Operations for the Years Ended December  31, 2012, 2011 and 2010 (page 75)

- Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December  31, 2012, 2011 and 2010 (page 76)

- Consolidated Statements of Cash Flows for the Years Ended December  31, 2012, 2011 and 2010 (page 77)

- Notes to the Consolidated Financial Statements (pages 78 to 112)

Supplementary Data

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in our financial statements filed, including the notes thereto.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets, as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

/s/ Lowell S. Dansker

Lowell S. Dansker, Chairman and Chief Executive Officer

(Principal Executive Officer)

February 28, 2013

/s/ John J. Arvonio

John J. Arvonio, Chief Financial and Accounting Officer

(Principal Financial Officer)

February 28, 2013

Report of Independent Registered Public Accounting Firm on Internal Control

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited Intervest Bancshares Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report (see prior page). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ Hacker, Johnson & Smith, P.A., P.C.

Hacker, Johnson & Smith, P.A., P.C.

Tampa, Florida

February 28, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Hacker, Johnson & Smith, P.A., P.C.

Hacker, Johnson & Smith, P.A., P.C.

Tampa, Florida

February 28, 2013

Intervest Bancshares Corporation and Subsidiaries

Consolidated Balance Sheets

	At December 31,

($ in thousands, except par value)	2012	2011

ASSETS
Cash and due from banks	$ 57,641	$ 22,992
Federal funds sold and other short-term investments	2,754	6,871

Total cash and cash equivalents	60,395	29,863

Time deposits with banks	5,170	1,470
Securities available for sale (estimated fair value of $1,000)	1,000	-
Securities held to maturity (estimated fair value of $442,166 and $698,804, respectively)	443,777	700,444
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,151	9,249
Loans receivable (net of allowance for loan losses of $28,103 and $30,415, respectively)	1,079,363	1,133,375
Accrued interest receivable	5,191	7,216
Loan fees receivable	3,108	4,188
Premises and equipment, net	3,878	4,104
Foreclosed real estate (net of valuation allowance of $5,339 and $6,037, respectively)	15,923	28,278
Deferred income tax asset	29,234	38,836
Other assets	10,602	12,517

Total assets	$1,665,792	$1,969,540

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$ 5,130	$ 4,702
Interest-bearing deposit accounts:
Checking (NOW) accounts	15,185	9,915
Savings accounts	9,601	9,505
Money market accounts	395,825	438,731
Certificate of deposit accounts	936,878	1,199,171

Total deposit accounts	1,362,619	1,662,024

Borrowed funds:
Federal Home Loan Bank advances	-	17,500
Subordinated debentures - capital securities	56,702	56,702
Accrued interest payable on all borrowed funds	6,228	4,404

Total borrowed funds	62,930	78,606

Accrued interest payable on deposits	2,379	3,676
Mortgage escrow funds payable	17,743	19,670
Other liabilities	9,174	8,033

Total liabilities	1,454,845	1,772,009

Commitments and contingencies (notes 5, 9, 10, 16, 17, 18, 19 and 23)

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(376)	(762)
Common stock ($1.00 par value; 62,000,000 shares authorized; 21,589,589 and 21,125,289 shares issued and outstanding, respectively)	21,590	21,125
Additional paid-in-capital, common	85,726	84,765
Unearned compensation on restricted common stock awards	(715)	(483)
Retained earnings	79,722	67,886

Total stockholders’ equity	210,947	197,531

Total liabilities and stockholders’ equity	$1,665,792	$1,969,540

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
($ in thousands, except per share data)	2012	2011	2010

INTEREST AND DIVIDEND INCOME
Loans receivable	$69,679	$81,185	$ 94,638
Securities	7,559	11,633	12,411
Other interest-earning assets	46	19	23
Total interest and dividend income	77,284	92,837	107,072
INTEREST EXPENSE
Deposits	35,831	47,582	58,987
Subordinated debentures - capital securities	1,848	2,072	2,148
FHLB advances and all other borrowed funds	388	886	1,557

Total interest expense	38,067	50,540	62,692

Net interest and dividend income	39,217	42,297	44,380
Provision for loan losses	-	5,018	101,463

Net interest and dividend income (expense) after provision for loan losses	39,217	37,279	(57,083)

NONINTEREST INCOME
Income from the early repayment of mortgage loans	5,134	2,516	1,420
Income from mortgage lending activities	1,169	1,507	1,646
Customer service fees	473	441	460
Gain from sales of securities available for sale	-	-	693
Loss from early call of investment securities	-	-	(917)
Impairment writedowns on investment securities	(582)	(201)	(1,192)
All other	-	45	-

Total noninterest income	6,194	4,308	2,110

NONINTEREST EXPENSES
Salaries and employee benefits	8,316	6,945	6,472
Occupancy and equipment, net	2,059	1,779	1,812
Data processing	370	416	1,712
Professional fees and services	1,576	1,657	2,368
Stationery, printing, supplies, postage and delivery	266	253	299
FDIC insurance	2,352	3,045	4,772
General insurance	579	560	538
Director and committee fees	413	415	369
Advertising and promotion	17	26	71
Real estate activities	2,146	1,619	4,105
Provision for real estate losses	4,068	3,349	15,509
Loss on early extinguishment of debt	177	-	-
All other	543	765	656

Total noninterest expenses	22,882	20,829	38,683

Earnings (loss) before provision (benefit) for income taxes	22,529	20,758	(93,656)
Provision (benefit) for income taxes	10,307	9,512	(40,348)

Net earnings (loss)	12,222	11,246	(53,308)
Preferred stock dividend requirements and discount amortization	1,801	1,730	1,667

Net earnings (loss) available to common stockholders	$ 10,421	$ 9,516	$(54,975)

Basic earnings (loss) per common share	$ 0.48	$ 0.45	$ (4.95)
Diluted earnings (loss) per common share	$ 0.48	$ 0.45	$ (4.95)
Cash dividends per common share	$ -	$ -	$ -

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
($ in thousands)	2012	2011	2010

PREFERRED STOCK

Balance at beginning and end of year	$ 25	$ 25	$ 25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED

Balance at beginning and end of year	24,975	24,975	24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of year	(762)	(1,148)	(1,534)
Amortization of preferred stock discount	386	386	386

Balance at end of year	(376)	(762)	(1,148)

COMMON STOCK
Balance at beginning of year	21,125	21,126	8,095
Issuance of 850,000 shares in a private placement	-	-	850
Issuance of 11,686,377 shares in a public offering	-	-	11,686
Issuance of 100 shares upon exercise of common stock options	-	-	-
Issuance of 465,400 shares and 319,300 shares of restricted stock	466	-	319
Forfeitures of 1,200 and 1,200 shares of restricted stock	(1)	(1)	-
Issuance of 580,000 shares upon conversion of Class B common stock	-	-	580
Retirement of 404,339 shares of treasury stock	-	-	(404)

Balance at end of year	21,590	21,125	21,126

CLASS B COMMON STOCK
Balance at beginning of year	-	-	580
Conversion of 580,000 shares into common stock	-	-	(580)

Balance at end of year	-	-	-

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year	84,765	84,705	81,353
Issuance of 850,000 shares in a private placement, net of issuance costs	-	-	3,145
Issuance of 11,686,377 shares in a public offering, net of issuance costs	-	-	9,331
Issuance of 465,400 and 319,300 shares of restricted stock	884	-	431
Forfeitures of 1,200 and 1,200 shares of restricted stock	(2)	(2)	-
Retirement of 404,339 shares of treasury stock	-	-	(9,596)
Compensation expense related to grants of stock options	79	62	41

Balance at end of year	85,726	84,765	84,705

UNEARNED COMPENSATION ON RESTRICTED COMMON STOCK AWARDS
Balance at beginning of year	(483)	(749)	-
Issuance of 465,400 and 319,300 shares of restricted stock	(1,350)	-	(750)
Amortization of unearned compensation to compensation expense	1,118	266	1

Balance at end of year	(715)	(483)	(749)

RETAINED EARNINGS
Balance at beginning of year	67,886	57,026	110,560
Net earnings (loss) for the year	12,222	11,246	(53,308)
Preferred stock dividends accrual reversal	-	-	160
Preferred stock discount amortization	(386)	(386)	(386)

Balance at end of year	79,722	67,886	57,026

TREASURY COMMON STOCK
Balance at beginning of year	-	-	(10,000)
Retirement of 404,339 shares of treasury stock	-	-	10,000

Balance at end of year	-	-	-

Total stockholders’ equity at end of year	$210,947	$197,531	$185,960

Total preferred stockholder’s equity at end of year	$ 24,624	$ 24,238	$ 23,852
Total common stockholders’ equity at end of year	186,323	173,293	162,108

Total stockholders’ equity at end of year	$210,947	$197,531	$185,960

RECONCILIATION OF COMMON SHARES OUTSTANDING
Total shares outstanding at beginning of year	21,125,289	21,126,489	8,270,812
Issuance of shares in a public offering and private placement	-	-	12,536,377
Issuance of shares upon exercise of options	100	-	-
Issuance (forfeitures) of restricted shares, net	464,200	(1,200)	319,300

Total shares outstanding at end of year	21,589,589	21,125,289	21,126,489

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2012	2011	2010

OPERATING ACTIVITIES
Net earnings (loss)	$ 12,222	$ 11,246	$ (53,308)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	345	357	368
Provisions for loan and real estate losses	4,068	8,367	116,972
Deferred income tax expense (benefit)	9,602	8,243	(29,035)
Compensation expense related to grants of common stock and options	1,194	326	41
Amortization of deferred debenture offering costs	37	37	37
Amortization of premiums (accretion) of discounts and deferred loan fees, net	395	(1,448)	951
Net gain from sale of securities available for sale	-	-	(693)
Net loss (gain) on sales/transfers of foreclosed real estate	93	(188)	127
Net gain from sale of premises	-	(44)	-
Net loss on early extinguishment of debt	177	-	-
Impairment writedowns on investment securities	582	201	1,192
Net increase in accrued interest payable on debentures	1,867	2,099	2,177
Net increase (decrease) in official checks outstanding	2,003	(1,605)	1,389
Net decrease in loan fees receivable	1,080	1,282	2,420
Net change in all other assets and liabilities	3,506	17,244	(5,798)

Net cash provided by operating activities	37,171	46,117	36,840

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	692,193	807,038	789,442
Purchases of securities held to maturity	(438,671)	(894,680)	(798,231)
Purchases of securities available for sale	(1,000)	-	-
Purchases of interest-earning time deposits with banks	(3,700)	(1,470)	-
Proceeds from sales of securities available for sale	-	-	24,772
Proceeds from sales of foreclosed real estate	8,749	-	14,035
Proceeds from sales of loans in bulk sale	-	-	110,001
Proceeds from sales of premises	-	379	-
Repayments of loans receivable, net of originations	53,643	161,592	116,640
Redemptions of FRB and FHLB stock, net of purchases	1,098	406	1,053
Purchases of premises and equipment	(119)	(184)	(56)

Net cash provided by investing activities	312,193	73,081	257,656

FINANCING ACTIVITIES
Net decrease in deposits	(299,405)	(104,059)	(263,901)
Net decrease in mortgage escrow funds payable	(1,927)	(1,039)	(3,654)
Net decrease in FHLB advances - original terms of 3 months or less	-	-	(11,000)
Net decrease in FHLB advances - original terms of more than 3 months	(17,500)	(8,000)	(25,000)
Principal repayments of mortgage note payable	-	(148)	(19)
Cash received from issuance of common stock, net of issuance costs	-	-	25,012

Net cash used in financing activities	(318,832)	(113,246)	(278,562)

Net increase in cash and cash equivalents	30,532	5,952	15,934
Cash and cash equivalents at beginning of year	29,863	23,911	7,977

Cash and cash equivalents at end of year	$ 60,395	$ 29,863	$ 23,911

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 37,503	$ 49,342	$ 62,120
Cash paid for (received from refunds of) income taxes, net	734	(10,340)	929
Loans transferred to foreclosed real estate	4,689	4,375	40,885
Loans originated to finance sales of foreclosed real estate	4,134	-	16,016
Loans held to maturity transferred to loans available for sale	-	-	110,001
Preferred stock dividend requirements and amortization of related discount	1,801	1,730	1,667
Securities held to maturity transferred to securities available for sale	-	-	24,079

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies

Intervest Bancshares Corporation (IBC) is a bank holding company incorporated in 1993 under the laws of the State of Delaware and its common stock trades on the Nasdaq Global Select Market under the symbol IBCA. IBC is the parent company of Intervest National Bank (INB) and IBC owns 100% of its capital stock. IBC’s primary purpose is the ownership of INB. It does not engage in any other business activities other than, from time to time, a limited amount of real estate mortgage lending, including the participation in loans originated by INB. IBC also may issue debt and equity securities as needed to raise funds for working capital purposes.

IBC also owns 100% of the capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V), all of which are unconsolidated entities for financial statement purposes. The trusts do not conduct business and were formed prior to 2006 for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC. Prior to 2011, IBC also owned 100% of Intervest Mortgage Corporation (IMC) whose business had focused on commercial and multifamily real estate lending funded by the issuance of its subordinated debentures in public offerings. IMC was merged into IBC effective January 1, 2011 and IMC’s then remaining net assets of $9.5 million were transferred to IBC.

References to “we,” “us” and “our” in this report refer to IBC and its consolidated subsidiaries on a consolidated basis, unless otherwise specified. The offices of IBC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

Our business is banking and real estate lending conducted through INB’s operations. INB is a nationally chartered commercial bank that opened on April 1, 1999 and accounts for 99% of our consolidated assets. In addition to its headquarters and full-service banking office in Rockefeller Plaza in New York City, INB has a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB also has an ownership interest in a number of limited liability companies whose sole purpose is to own title to real estate INB acquires through foreclosure. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public. It also provides internet banking services through its web site www.intervestnatbank.com. INB solicits deposit accounts from individuals, small businesses and professional firms located throughout its primary market areas in New York and Florida through the offering of a variety of deposit products and providing online and telephone banking. INB’s web site also attracts deposit customers from both within and outside its primary market areas. INB uses these deposits, together with funds generated from its operations, principal repayments of loans and securities and other sources, to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities.

Principles of Consolidation, Basis of Presentation and Use of Estimates

The consolidated financial statements in this report (which may also be referred to as “financial statements” throughout this report) include the accounts of IBC and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Our accounting and reporting policies conform to Generally Accepted Accounting Principles (“GAAP”) and to general practices within the banking industry.

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of our assets, liabilities and disclosure of our contingent liabilities as of the date of the consolidated financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change currently relate to the determination of our allowance for loan losses, valuation allowance for real estate losses, other than temporary impairment assessments of our security investments and the need for and amount of a valuation allowance for our deferred tax asset. These estimates involve a higher degree of complexity and subjectivity and require assumptions about highly uncertain matters. Current market conditions increase the risk and complexity of the judgments in these estimates

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Cash Equivalents

For purposes of reporting cash flows, our cash equivalents include cash and balances due from banks, federal funds sold (generally sold for one-day periods) and other short-term investments that have maturities of three months or less from the time of purchase.

Securities

General.  Securities for which we have the ability and intent to hold until maturity are classified as securities held to maturity and are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized into interest income using the interest method over the period to maturity. Securities that are held for indefinite periods of time which we intend to use as part of our asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income. Realized gains and losses from sales of securities are determined using the specific identification method. We do not purchase securities for the purpose of engaging in trading activities.

Impairment.  We evaluate our security investments for other than temporary impairment (“OTTI”) at least quarterly or more frequently when conditions warrant such evaluation. Impairment is assessed at the individual security level. We consider an investment security to be impaired if, after a review of available evidence, the full collection of our principal investment and interest over the life of the security is no longer probable. The assessment for and the amount of impairment requires the exercise of considerable judgment by us and is entirely an estimate and not a precise determination.

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

INB is a member of the Federal Home Loan Bank of New York (FHLB) and Federal Reserve Bank of New York (FRB) and is required hold a certain level capital stock of each entity based on various criteria. These investments are carried at cost and are also periodically reviewed for OTTI.

Loans Receivable

General.  Loans for which we have the intent and ability to hold for the foreseeable future or until maturity or satisfaction are carried at their outstanding principal net of chargeoffs, the allowance for loan losses, unamortized discounts and deferred loan fees or costs. Loan origination and commitment fees, net of certain costs, are deferred and amortized to interest income as an adjustment to the yield of the related loans over the contractual life of the loans using the interest method. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to operations.

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

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Receivable, Continued

Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For loans that have been partially charged off, if the remaining book balance of the loan is deemed fully collectible, interest income is recognized on a cash basis but limited to that which would have been accrued on the recorded balance at the contractual rate. Any cash interest received over this limit is recorded as recoveries of prior charge offs until these chargeoffs have been fully recovered.

Segments.  We consider our loan portfolio to be comprised of two segments - (i) real estate loans (which is comprised of loans secured by commercial real estate and multifamily (5 or more units) real estate, loans secured by vacant land and loans secured by 1-4 family real estate) and (ii) all other loans (which is comprised of personal and business loans, both secured and unsecured). Each segment has different risk characteristics and methodologies for assessing risk.

Commercial and multifamily real estate loans are generally considered to have more credit risk than traditional single family residential loans because these loans tend to involve larger loan balances and their repayment is typically dependent upon the successful operation and management of the underlying real estate. Included in this category are loans we originate on vacant or substantially vacant properties and owner-occupied properties, all of which typically have limited or no income streams and depend upon other sources of cash flow from the borrower for repayment, which add an additional element of risk. Our land loans normally have no income streams and depend upon other sources of cash flow from the borrower for repayment. Our 1-4 family loans consist almost entirely of loans secured by individual condominium dwelling units. We normally make these loans to investors who purchase multiple condo units that remain unsold after a condo conversion or the unsold units in a new condo development. The units are normally rented for a number of years until the economy improves and the units can be sold as was the original intention. Nearly all of these loans are in our Florida market. Although these loans are classified necessarily as loans secured by 1-4 family real estate as required by regulatory guidance, they are underwritten in accordance with our commercial and multifamily underwriting polices and their risk characteristics are essentially the same as our multifamily real estate lending and we risk weight them for regulatory capital purposes at 100%. All the above loans require ongoing evaluation and monitoring since they may be affected to a greater degree by adverse conditions in the real estate markets or the economy or changes in government regulation.

Our real estate loans typically provide for periodic payments of interest and principal during the term of the loan, with the remaining principal balance and any accrued interest due at the maturity date. Most of these loans provide for balloon payments at maturity, which means that a substantial part of or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the loan or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (through refinancing the loan, sale of the property or otherwise) to make the lump sum payment, we could sustain a loss on our loan. As part of our written policies for real estate loans, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on loans originated by us typically do not exceed 80% and in practice, rarely exceed 75%. Debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) on multi-family and commercial real estate loans originated typically are not less than 1.2 times. As noted earlier, we may originate mortgage loans on vacant or substantially vacant properties and vacant land for which there is limited or no cash flow being generated by the operation of the underlying real estate. We may also require personal guarantees from the principals of our borrowers as additional security, although loans are often originated on a limited recourse basis. In originating loans, we consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our loans are not insured or guaranteed by governmental agencies. In the event of a default, our ability to recover our investment is dependent upon the market value of the mortgaged property.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Receivable, Continued

The “all other loans” segment is comprised of a small number of business and consumer loans that are extended for various purposes, including lines of credit, personal loans, and personal loans collateralized by deposit accounts. Repayment of consumer loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to businesses and consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the secondary source of repayment. Risk is mitigated somewhat by the fact that the loans are of smaller individual amounts.

Risk ratings.  We categorize our loans into various risk categories based on an individual analysis of each loan using relevant information about the ability of borrowers to service their debt, including an analysis of the collateral’s value and cash flows, current financial information about the borrower, historical payment experience, credit documentation and other available information. All of our loans are assigned a risk grade upon based on our interpretation and conclusions on of the above data. Loans are normally classified as pass credits until they become past due or management becomes aware of deterioration in the credit worthiness of the collateral or the borrower based on the information we collect and monitor. Loans that are classified as substandard or special mention are reviewed at least quarterly to determine if they are appropriately classified. Further, during the renewal process of any loan, as well as if a loan becomes past due, the loan’s risk rating is also reviewed for appropriateness.

Our internally assigned risk grades are as follows:

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

Loss – Loan is considered uncollectible and of such little value that continuance as an asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be occur in the future.

Restructured Loans (TDRs).  A TDR is a loan that we have restructured, for economic or legal reasons related to a borrower’s financial difficulties, and for which we have granted certain concessions to the borrower that we would not otherwise have considered. In order to be considered a TDR, we must conclude that the restructuring was to a borrower who is experiencing financial difficulties and the restructured loan constitutes a “concession”. We define a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties. Concessions include modifying the original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to: a reduction of the stated interest rate for the remaining original life of the debt; an extension of the maturity date or dates at an interest rate lower than the current market rate for new debt with similar risk characteristics, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest owed on the debt. A loan that is extended or renewed at a stated interest rate equal to the current interest rate for a new loan originated by us with similar risk is not reported as a TDR.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Receivable, Continued

In determining whether the borrower is experiencing financial difficulties, we consider, among other things, whether the borrower is in default on its existing loan, or is in an economic position where it is probable the borrower will be in default on its loan in the foreseeable future without a modification, including whether, without the modification, the borrower cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a non-troubled debtor. TDR loans are reviewed for specific impairment in accordance with our allowance for loan loss methodology with respect to impaired loans. A TDR that is on nonaccrual status is returned to an accrual status if ultimate collectability of the entire contractual principal is assured and the borrower has demonstrated satisfactory payment performance either before or after the restructuring, usually consisting of a six-month period.

Impaired Loans.  Loans are deemed to be impaired when, based upon current information and events, it is probable that we will be unable to collect both principal and interest due according to the loan’s contractual terms. We consider a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimal delays or shortfalls in payments, and (iii) other information known by us that would indicate the full repayment of principal and interest is not probable. We generally consider delinquencies of 60 days or less to be minimal delays, and accordingly we do not consider such delinquent loans to be impaired in the absence of other indications.

Our impaired loans normally consist of loans on nonaccrual status and TDRs. Generally, impairment for all of our impaired loans is calculated on a loan-by-loan basis using either the estimated fair value of the loan’s collateral less estimated selling costs (for collateral dependent loans) or the present value of the loan’s cash flows (for non-collateral dependent loans). Any calculated impairment is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the impaired loan with a corresponding decrease to the valuation allowance when such impairment is deemed uncollectible and confirmed as a loss. The net carrying amount of an impaired loan (net of the valuation allowance) does not at any time exceed the recorded investment in the loan.

Allowance for Loan Losses and Loan Chargeoffs

The allowance for loan losses, which includes a valuation allowance for impaired loans, is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated at least quarterly with consideration given to various factors beginning with our historical lending loss rate for each major loan type (exclusive of the impact of any transaction that is unusual and deemed not reflective of normal charge-off history). The historical loss rate is then adjusted either upward or downward based on a review of the following qualitative factors and their estimated impact to the historical loss rate: (i) the size of our loans; (ii) concentrations of our loans; (iii) changes in the quality of our review of specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties; (iv) changes in the volume of our past due loans, nonaccrual loans and adversely classified assets. (iv) specific problem loans and estimates of fair value of the related collateral; (v) adverse situations which may affect our borrowers’ ability to repay; (vi) changes in national, regional and local economic and business conditions and other developments that may affect the collectability of our loan portfolio, including impacts of political, regulatory, legal and competitive changes on the portfolio; (vii) changes to our lending policies and procedures, underwriting standards, risk selection (loan volumes and loan terms) and to our collection, loan chargeoff and recovery practices; and (viii) changes in the experience, ability and depth of our lending management and other relevant staff.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses and Loan Chargeoffs, Continued

We fully or partially charge off an impaired loan when such amount has been deemed uncollectible and confirmed as a loss. In the case of impaired collateral dependent loans, we normally charge-off the portion of the loan’s recorded investment that exceeds the appraised value (net of estimated selling costs) of its underlying collateral. The remaining portion of the valuation allowance that we have provided and maintain on all of our impaired loans for the difference between the net appraised value and our internal estimate of fair value of the collateral is charged off only when such amount has been confirmed as a loss, either through the receipt of future appraisals or through our quarterly evaluation of the factors described below.

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

We estimate the fair value of the properties that collateralize our impaired loans based on a variety of information, including third party appraisals and our management’s judgment of other factors. Our internal policy is to obtain externally prepared appraisals as follows (i) for all impaired loans; (ii) for all restructured or renewed loans; (iii) upon classification or downgrade of a loan; (iv) upon accepting a deed in lieu of foreclosure; (v) upon transfer of a loan to foreclosed real estate; and at least annually thereafter for all impaired and substandard rated loans and real estate owned through foreclosure. In addition, we also consider the knowledge and experience of our two senior lending officers (our Chairman and INB’s President) and INB’s Chief Credit Officer related to values of properties in our lending markets. They take into account various information, including: discussions with real estate brokers and interested buyers, local and national real estate market data provided by third parties; the consideration of the type, condition, location, demand for and occupancy of the specific collateral property and current economic and real estate market conditions in the area the property is located in assessing our internal estimates of fair value.

Our regulators, as an integral part of their examination process, also periodically review our allowances for loan and real estate losses. Accordingly, we may be required to take chargeoffs and/or recognize additions to these allowances based on the regulators’ judgment concerning information available to them during their examination. There were no changes to our methodology for the allowance for loan loss during the year ended December 31, 2012.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

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

Deferred Debenture Offering Costs

Costs relating to offerings of our debentures consisting primarily of underwriters’ commissions are amortized over the life of the debentures. At December 31, 2012 and 2011, these costs totaled approximately $0.8 million, net of accumulated amortization of $0.3 million.

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

We may periodically adjust the carrying values of the real estate to reflect decreases in its estimated fair value through a charge to operations (recorded as a provision for real estate losses) and an increase to the valuation allowance for real estate losses. As the properties are sold, the valuation allowance associated with the property, if any, is charged off. We determine the estimated fair value of foreclosed real estate at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition.

Revenue and expenses from the operations of foreclosed real estate are included in the caption “Real Estate Activities” in the consolidated statements of operations. This line item is comprised of real estate taxes, repairs and maintenance, insurance, utilities, legal fees and other charges (net of any rental income earned from the operation of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Stock-Based Compensation

We recognize the cost of our employee and director services received in exchange for awards of our equity instruments (such as restricted stock, stock option and warrant grants) based on the grant-date fair value of the awards. Compensation cost related to the awards is recognized on a straight-line basis over the requisite service period, which is normally the vesting period of the grants. The fair value of options and warrants granted is estimated using the Black-Scholes option-pricing model based on various assumptions that are described in note 13. The fair value of restricted stock grants is based on the closing market value of the stock as reported on the Nasdaq Stock Market on the grant date.

Advertising Costs

Advertising costs are expensed as incurred.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Income Taxes

Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to our taxable income or loss. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

Uncertain tax positions are recognized if it is more likely (a likelihood of more than 50 percent) than not that the tax position will be realized or sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. At December 31, 2012, we were not aware of any uncertain tax positions that would have a material effect on our financial statements.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average number of shares of all common stock outstanding. Unvested restricted stock is deemed to be issued and outstanding. Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) available to common stockholders by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”). All common stock equivalents were antidilutive in 2010 as a result of the loss incurred by the Company.

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

Off-Balance Sheet Financial Instruments

We enter into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit and from time to time standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are received.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2011-03, “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements,” which applies to all public entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. We adopted ASU 2011-03 on January 1, 2012 and it had no impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which applies to all entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. We adopted ASU 2011-04 on January 1, 2012 and it had no impact on our consolidated financial statements other than to expand financial disclosures already provided.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which, among other things, allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted ASU No. 2011-05 on January 1, 2012 and it had no impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We adopted ASU No. 2011-08 on January 1, 2012 and it had no impact on our consolidated financial statements. We have never had any goodwill.

In December 2011, the FASB issued ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of  Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” We adopted ASU 2011-12 on January 1, 2012 and it had no impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which, among other things, gives an entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for us On January 1, 2013. Since we do not have intangible assets, this ASU will not have any impact on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limits the scope of the new balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The new requirements will take effect for our interim and annual reporting periods beginning January 1, 2013. The provisions of ASU 2013-01 are not expected to impact our consolidated financial statements.

In February 2013, the FASB Issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The new requirements will take effect for our interim and annual reporting periods beginning January 1, 2013. The provisions of ASU 2013-02 are expected to expand our financial disclosures.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

2.	Securities Held to Maturity and Available for Sale

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity

At December 31, 2012
U.S. government agencies (1)	165	$355,244	$1,109	$ 233	$356,120	0.87%	1.6 Yrs	4.6 Yrs
Residential mortgage-backed (2)	48	84,279	651	72	84,858	1.76%	3.3 Yrs	17.3 Yrs
State and municipal	1	533	-	3	530	1.25%	4.2 Yrs	4.3 Yrs
Corporate (3)	8	3,721	-	3,063	658	2.11%	20.3 Yrs	20.9 Yrs

	222	$443,777	$1,760	$3,371	$442,166	1.05%	2.0 Yrs	7.1 Yrs

At December 31, 2011
U.S. government agencies	345	$696,066	$2,381	$ 153	$698,294	1.38%	1.2 Yrs	4.8 Yrs
Corporate	8	4,378	-	3,868	510	2.09%	21.9 Yrs	21.9 Yrs

	353	$700,444	$2,381	$4,021	$698,804	1.39%	1.2 Yrs	5.0 Yrs

(1) Consist of debt obligations of U.S. government sponsored agencies (GSEs) - Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), which are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments are guaranteed by the U.S. government nor do they not constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. In September 2008, FNMA and FHLMC were placed under U.S. government conservatorship.

(2) Consist of $18.7 million of Government National Mortgage Association (GNMA) pass-through certificates, $40.0 million of FNMA participation certificates and $25.6 million of FHLMC participation certificates. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments.

(3) Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at December 31, 2012 and 2011 is reported net of other than temporary impairment charges of $4.2 million and $3.7 million, respectively.

The estimated fair values of securities held to maturity with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

At December 31, 2012
U.S. government agencies	53	$129,365	$233	$ -	$ -	$129,365	$ 233
Residential mortgage-backed	14	24,481	72	-	-	24,481	72
State and municipal	1	530	3	-	-	530	3
Corporate	8	-	-	658	3,063	658	3,063

	76	$154,376	$308	$658	$3,063	$155,034	$3,371

At December 31, 2011
U.S. government agencies	49	$100,058	$153	$ -	$ -	$100,058	$ 153
Corporate	8	-	-	510	3,868	510	3,868

	57	$100,058	$153	$510	$3,868	$100,568	$4,021

Nearly all of the securities we own are investment grade and have either fixed interest rates or have predetermined scheduled interest rate increases and nearly all have call or prepayment features that allow the issuer to repay all or a portion of the security at par before its stated maturity without penalty. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. INB, which holds the portfolio, has the ability and intent to hold all of these investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Historically, INB has always recovered the cost of its investments in securities upon maturity. We view all the gross unrealized losses related to the agency, mortgaged-backed and state and municipal securities to be temporary for the reasons noted above.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

2.	Securities Held to Maturity and Available for Sale, Continued

The estimated fair values disclosed in the preceding table for U.S. government agency, mortgage-backed and State and municipal securities are obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities. INB owns trust preferred securities that are classified as held to maturity. The investments in these debt securities represent beneficial interests in securitized financial assets that have contractual cash flows. They consist of mezzanine-class, variable-rate (indexed to 3 month libor) pooled trust preferred securities backed by debt obligations of companies in the banking industry. At the time of purchase, these securities were investment grade rated. The current estimated fair values of these securities are depressed due to various reasons, including the weak economy, the financial condition of a large number of the issuing banks, a number of issuing banks that are no longer in business and restrictions that have been or can be placed on the payment of interest by regulatory agencies, all of which have severely reduced the demand for these securities and rendered their trading market inactive. There has been an adverse change in the estimated future cash flows from these securities due to the reasons cited above such that all of these securities have been other than temporarily impaired (OTTI) to varying degrees as denoted in the table that follows.

The following table provides various information regarding trust preferred securities.

($ in thousands)	Credit Rating	Cost Basis	Write Downs (2)	Adj. Cost Basis	Estimated Fair Value (3)	Unrealized Loss	% of Collateral		# of Banks in Pool	Discount (4)		PV of Expected Cash Flows
Cusip # (1)							Defaulted	Deferred		Margin	Rate

At December 31, 2012
74041PAEO	C	$ 999	$ (797)	$ 202	$ 31	$ (171)	39.23%	13.76%	39	1.92%	4.04%	$ 348
74040XAD6	C+	1,010	(316)	694	180	(514)	16.31%	9.19%	54	1.64%	3.97%	989
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040YAF9	C	952	(718)	234	32	(202)	27.24%	13.28%	58	1.88%	4.04%	642
74040YAE2	C	972	(737)	235	32	(203)	27.24%	13.28%	58	1.70%	3.86%	655
74041UAE9	C+	1,022	(539)	483	11	(472)	7.80%	31.17%	64	1.36%	3.61%	638
74041UAE9	C+	1,023	(538)	485	12	(473)	7.80%	31.17%	64	1.39%	3.64%	636

		$7,954	$(4,233)	$3,721	$658	$(3,063)						$5,826

At December 31, 2011
74041PAEO	C	$ 999	$ (652)	$ 347	$ 33	$ (314)	35.36%	10.55%	39	1.90%	4.50%	$ 369
74040XAD6	C+	1,016	(264)	752	146	(606)	14.74%	16.28%	54	1.80%	4.39%	784
74040XAE4	C+	994	(241)	753	146	(607)	14.74%	16.28%	54	1.80%	4.39%	784
74040XAE4	C+	994	(241)	753	145	(608)	14.74%	16.28%	54	1.80%	4.39%	784
74040YAF9	C	981	(676)	305	5	(300)	24.27%	25.71%	58	1.70%	4.40%	307
74040YAE2	C	1,000	(695)	305	5	(300)	24.27%	25.71%	58	1.70%	4.40%	307
74041UAE9	C+	1,022	(441)	581	15	(566)	7.62%	24.97%	64	1.57%	4.17%	752
74041UAE9	C+	1,023	(441)	582	15	(567)	7.62%	24.97%	64	1.57%	4.17%	752

		$8,029	$(3,651)	$4,378	$510	$(3,868)						$4,839

(1) All of these securities were on cash basis accounting because INB is currently not receiving all scheduled contractual interest payments on these securities. A large portion of the contractual cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In 2012, INB received payments on cusips# 74040XAD6, 74040XAE4, 74040YAF9 and 74040YAE2 totaling approximately $127,000.

(2) Writedowns are derived based on analysis of various factors and consider the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.

(3) Obtained from Moody’s pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which under GAAP would be considered Level 3 inputs. INB believes that the actual values that would be realized in an orderly market under normal credit conditions between a willing buyer and seller would approximate the projected present value (PV) of the securities’ cash flows and therefore, these estimated fair values are used for disclosure purposes only and are not used for calculating and recording impairment. INB also has the intent and the ability to retain these trust preferred securities until maturity and currently has no intention of selling them. We view the gross unrealized losses related to these securities to be temporary.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

2.	Securities Held to Maturity and Available for Sale, Continued

Notes to the preceding table continued:

(4) In determining whether there is OTTI, INB relies on a cash flow analysis as prescribed under GAAP (ASC 320-10-35) and prepared by a third party specialist to determine whether conditions are such that the projected cash flows are insufficient to recover INB’s principal investment. The basic methodology under GAAP is to compare the present value of the cash flows that are derived from assumptions made with respect to deferrals, defaults and prepayments from quarter to quarter. A decline in the present value versus that for the previous quarter is considered to be an adverse change. The discount margin in the table above represents the incremental credit spread used to derive the discount rate for present value computations. Consistent with GAAP, we analyze the specific credit characteristics of the collateral underlying each individual security to develop the deferral/default assumptions for estimated cash flows. This analysis consists of examining available data regarding trends in earnings and capital and problem asset ratios of each bank in the collateral pool in order to estimate their capacity to continue principal and interest payments on the investments we own. In order to estimate the expected cash flows, we focused on each bank’s Texas ratio, which is defined as nonperforming assets plus 90 day past due loans divided by tangible equity plus loan loss reserves. We concluded that banks with Texas ratios of 75% or more may experience greater difficulties in making payments. Based on our judgment, we determined and used the following assumptions in projecting cash flows: for those banks that were in default, we assumed no cash flows, for those banks that had deferred payments, we assumed a 15% recovery after a 2 year lag, and for banks that were paying we assumed prepayments of 1% annually and 100% at maturity and annual defaults of 75 basis points. It should be noted that the results of any discounted cash flow analysis are significantly affected by variables such as the estimate of the probability of default, discount rates, prepayment rates and the creditworthiness of the underlying issuers. Therefore, changes in any of these assumptions could cause the results of our cash flow models and OTTI assessments to deviate and result in different conclusions.

The table below provides a cumulative roll forward of credit losses recognized on securities held to maturity for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010
Balance at beginning of period	$3,651	$3,450	$2,258
Credit losses on debt securities for which OTTI was not previously recognized	-	-	787
Additional credit losses on debt securities for which OTTI was previously recognized	582	201	405
Balance at end of period	$4,233	$3,651	$3,450

The following is a summary of the carrying value (amortized cost) and fair value of securities held to maturity as of December 31, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized	Estimated	Wtd-Avg
($ in thousands)	Cost	Fair Value	Yield
Due in one year or less	$ 4,775	$4,816	1.16%
Due after one year through five years	244,854	245,652	0.78
Due after five years through ten years	118,943	119,021	1.09
Due after ten years	75,205	72,677	1.85

	$443,777	$442,166	1.05%

In March 2010, securities held to maturity with a carrying value of $24.1 million (estimated fair value of $24.8 million) were transferred to available-for-sale and promptly sold. A gross gain of $0.7 million was realized. The securities sold consisted non-callable, fixed-rate U.S. government agency securities that were scheduled to mature at various times through 2013. This transaction was undertaken to enhance INB’s capital level in response to its higher regulatory capital requirements. There were no sales of securities or securities transferred to available-for-sale in 2012 or 2011.

At December 31, 2012, securities available for sale amounted to $1.0 million, which approximated estimated fair value, and represented approximately 90,000 shares owned in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act. At December 31, 2011, there were no securities classified as available for sale.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

3.	Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At December 31, 2012		At December 31, 2011
($ in thousands)	# of Loans	Amount	# of Loans	Amount

Loans Secured By Real Estate:
Commercial loans	376	$ 852,213	347	$ 864,470
Multifamily loans	142	208,699	156	277,096
One to four family loans	13	41,676	6	12,940
Land loans	7	7,167	9	11,218

	538	1,109,755	518	1,165,724

All Other Loans:
Business loans	18	949	19	1,520
Consumer loans	12	359	12	329

	30	1,308	31	1,849

Loans receivable, gross	568	1,111,063	549	1,167,573
Deferred loan fees		(3,597)		(3,783)

Loans receivable, net of deferred fees		1,107,466		1,163,790
Allowance for loan losses		(28,103)		(30,415)

Loans receivable, net		$1,079,363		$1,133,375

At December 31, 2012 and 2011, there were $45.9 million and $57.2 million of loans, respectively, on nonaccrual status, and $20.1 million and $9.0 million of loans, respectively, classified as accruing TDRs. These loans represented all of our impaired loans as of those dates.

At December 31, 2012, there were two loans totaling $4.4 million, compared to one loan of $1.9 million at December 31, 2011, that were 90 days past due and still accruing interest. This category normally consists of loans that have matured and were in the process of being extended, and the borrowers were making monthly payments.

The recorded investment, corresponding specific impairment valuation allowance and unpaid principal balance of our impaired loans at the dates indicated are summarized follows:

	Recorded Investment (1) by State						Specific	Total
							Valuation	Unpaid	# of
($ in thousands)	NY	FL	NJ	OH	SD	Total	Allowance (2)	Principal (3)	Loans
At December 31, 2012
Commercial real estate:
Retail	$11,837	$ 9,005	$ -	$1,000	$ -	$21,842	$1,966	$27,596	6
Office Building	-	17,988	883	-	-	18,871	583	19,621	3
Warehouse	950	-	-	-	-	950	28	950	1
Mixed Use	8,632	-	500	-	-	9,132	1,248	9,421	4
Multifamily	-	12,577	-	-	-	12,577	1,542	14,225	6
Land	515	-	-	-	2,086	2,601	521	2,601	3
Totals	$21,934	$39,570	$1,383	$1,000	$2,086	$65,973	$5,888	$74,414	23
At December 31, 2011
Commercial real estate:
Retail	$ 9,285	$ 9,504	$ 500	$2,304	$ -	$21,593	$2,741	$26,018	7
Office Building	888	14,834	1,065	-	-	16,787	884	17,733	3
Warehouse	950	1,800	-	-	-	2,750	299	3,251	2
Mixed Use	5,508	-	-	-	-	5,508	944	5,796	4
Multifamily	3,730	13,046	-	-	-	16,776	2,137	18,122	8
Land	290	2,565	-	-	-	2,855	1,009	2,855	2
Totals	$20,651	$41,749	$1,565	$2,304	$ -	$66,269	$8,014	$73,775	26

(1) Represents contractual unpaid principal less any partial principal chargeoffs and interest received and applied as a reduction of principal.

(2) Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses.

(3) Represents contractual unpaid principal balance (for informational purposes only).

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

3.	Loans Receivable, Continued

Other information related to our impaired loans is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010
Average recorded investment in nonaccrual loans	$52,199	$51,356	$53,207
Total cash basis interest income recognized on nonaccrual loans	2,660	2,437	1,461
Average recorded investment in accruing TDR loans	12,289	5,417	48,554
Total interest income recognized on accruing TDR loans under modified terms	739	299	2,150

Age analysis of our loan portfolio by segment at December 31, 2012 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$799,130	$12,836	$ -	$ 4,391	$17,227	$ -
Multifamily	198,942	-	-	-	-	-
One to four family	41,676	-	-	-	-	-
Land	4,221	2,661	-	-	2,661	-
All other	1,308	-	-	-	-	-
Total accruing loans	1,045,277	15,497	-	4,391	19,888	-
Nonaccrual Loans (1):
Commercial real estate	32,701	-	-	3,155	3,155	35,856
Multifamily	7,261	-	-	2,496	2,496	9,757
Land	285	-	-	-	-	285
Total nonaccrual loans	40,247	-	-	5,651	5,651	45,898
Total loans	$1,085,524	$15,497	$ -	$10,042	$25,539	$45,898

Age analysis of our loan portfolio by segment at December 31, 2011 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$ 794,196	$21,807	$3,500	$1,925	$27,232	$ -
Multifamily	259,725	3,069	394	-	3,463	-
One to four family	12,940	-	-	-	-	-
Land	10,928	-	-	-	-	-
All other	1,849	-	-	-	-	-
Total accruing loans	1,079,638	24,876	3,894	1,925	30,695	-
Nonaccrual Loans (1):
Commercial real estate	39,854	-	-	3,188	3,188	43,042
Multifamily	7,378	-	2,792	3,738	6,530	13,908
Land	-	-	-	290	290	290
Total nonaccrual loans	47,232	-	2,792	7,216	10,008	57,240
Total loans	$1,126,870	$24,876	$6,686	$9,141	$40,703	$57,240

(1)

The amount of nonaccrual loans in the current column included $36.3 million of TDRs at December 31, 2012 and $45.7 million of TDRs at December 31, 2011 for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectable.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

3.	Loans Receivable, Continued

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Doubtful (1)	Total

At December 31, 2012
Commercial real estate	$ 775,136	$17,041	$ 60,036	$ -	$ 852,213
Multifamily	193,738	2,384	12,577	-	208,699
One to four family	41,676	-	-	-	41,676
Land	4,566	-	2,601	-	7,167
All other	1,308	-	-	-	1,308

Total loans	$1,016,424	$19,425	$75,214	$ -	$1,111,063

Allocation of allowance for loan losses	$ 20,037	$ 443	$ 7,623	$ -	$ 28,103

At December 31, 2011
Commercial real estate	$ 791,295	$13,108	$59,355	$712	$ 864,470
Multifamily	257,366	2,954	16,776	-	277,096
One to four family	12,940	-	-	-	12,940
Land	8,100	-	3,118	-	11,218
All other	1,849	-	-	-	1,849

Total loans	$1,071,550	$16,062	$79,249	$712	$1,167,573

Allocation of allowance for loan losses	$ 20,353	$ 392	$ 9,314	$356	$30,415

(1) Substandard and doubtful loans consist of $45.9 million of nonaccrual loans, $20.1 million of accruing TDRs and $9.2 million of other performing loans at December 31, 2012, compared to $57.2 million of nonaccrual loans, $9.0 million of accruing TDRs and $13.7 million of other performing loans at December 31, 2011.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At December 31, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total

New York	$717,141	64.5%	$763,770	65.4%
Florida	286,619	25.8	291,797	25.0
New Jersey	26,425	2.4	30,807	2.6
Pennsylvania	10,270	0.9	22,548	1.9
North Carolina	14,256	1.3	10,466	0.9
Georgia	11,752	1.1	11,175	1.0
Connecticut	11,216	1.0	11,569	1.0
Virginia	11,758	1.1	8,203	0.7
Kentucky	7,512	0.7	7,674	0.7
South Carolina	5,853	0.5	3,315	0.3
Ohio	2,260	0.2	3,138	0.3
All other states	6,001	0.5	3,111	0.2

	$1,111,063	100.0%	$1,167,573	100.0%

Information regarding loans restructured during 2012 and 2011 is as follows:

	Number of Loans	Recorded Investment
($ in thousands)		Pre-Modification	Post-Modification

2012 - Commercial real estate - extended maturity date	1	$ 5,010	$ 5,010
2012 - Multifamily - extended maturity date	1	1,805	1,805
2012 - Land - extended maturity date	2	520	520

	4	$ 7,335	$ 7,335

2011 - Commercial real estate - modified interest rate and amortization period	4	$23,123	$22,546
2011 - Multifamily - modified interest rate and amortization period	5	11,592	10,246
2011 - Land - modified amortization period	1	2,565	2,565

	10	$37,280	$35,357

There were no TDRs that defaulted during 2011 or 2012. In 2012, there were two TDRs totaling $6.4 million returned to accrual status from nonaccrual status. In 2011, there were no TDRs returned to accrual status. In 2012 and 2011, we partially charged off a total of $2.0 million and $5.8 million of principal on certain performing TDRs (all of which are classified as nonaccrual loans) as result of updated appraisals indicating that the estimated fair value of the underlying collateral was less than the principal balance of the loan. The borrowers however remain obligated to pay all contractual principal amounts due.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

3.	Loans Receivable, Continued

The distribution of TDRs by accruing versus non-accruing, by loan type and by geographic distribution follows:

($ in thousands)	At December 31, 2012	At December 31, 2011
Non-accruing	$36,291	$45,705
Accruing	20,076	9,030
	$56,367	$54,735
Commercial real estate	$43,685	$41,923
Multifamily	10,081	10,247
Land	2,601	2,565
	$56,367	$54,735
New York	$18,478	$14,216
Florida	33,920	37,149
New Jersey	883	1,066
Ohio	1,000	2,304
South Dakota	2,086	-
	$56,367	$54,735

In May 2010, we sold in bulk $83.7 million of nonaccrual loans, $102.6 million of accruing TDRs and $5.9 million of other performing loans. The loans were sold at a substantial discount to their net carrying values for total proceeds of $110.0 million. In connection with the sale, we recorded $82.2 million of loan chargeoffs and a $73.4 million provision for loan losses.

4.	Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Balance at December 31, 2009	$19,275	$11,572	$ 124	$1,650	$19	$32,640
Loan chargeoffs	(59,469)	(34,576)	-	(6,101)	-	(100,146)
Loan recoveries	-	883	-	-	-	883
Provision (credit) for loan losses	62,113	33,355	(2)	6,004	(7)	101,463
Balance at December 31, 2010	$21,919	$11,234	$ 122	$1,553	$12	$34,840
Loan chargeoffs	(7,186)	(2,412)	-	-	-	(9,598)
Loan recoveries	90	65	-	-	-	155
Provision (credit) for loan losses	4,333	(39)	210	516	(2)	5,018
Balance at December 31, 2011	$19,156	$ 8,848	$ 332	$2,069	$10	$30,415
Loan chargeoffs	(2,588)	(564)	-	-	-	(3,152)
Loan recoveries	507	333	-	-	-	840
Provision (credit) for loan losses	1,976	(1,736)	788	(1,026)	(2)	-
Balance at December 31, 2012	$19,051	$ 6,881	$1,120	$1,043	$ 8	$28,103

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2012.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$ 50,795	$ 12,577	$ -	$2,601	$ -	$ 65,973
Collectively evaluated for impairment	801,418	196,122	41,676	4,566	1,308	1,045,090
Total loans	$852,213	$208,699	$41,676	$7,167	$1,308	$1,111,063
Allowance for loan losses:
Individually evaluated for impairment (1)	$ 3,825	$ 1,542	$ -	$ 521	$ -	$ 5,888
Collectively evaluated for impairment	15,226	5,339	1,120	522	8	22,215
Total allowance for loan losses	$ 19,051	$ 6,881	$1,120	$1,043	$ 8	$ 28,103

(1) See note 3 to financial statements in this report.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

4.	Allowance for Loan Losses, Continued

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2011.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total

Loans:
Individually evaluated for impairment	$ 46,638	$ 16,776	$ -	$ 2,855	$ -	$ 66,269
Collectively evaluated for impairment	817,832	260,320	12,940	8,363	1,849	1,101,304

Total loans	$864,470	$277,096	$12,940	$11,218	$1,849	$1,167,573

Allowance for loan losses:
Individually evaluated for impairment (1)	$ 4,868	$ 2,137	$ -	$ 1,009	$ -	$ 8,014
Collectively evaluated for impairment	14,288	6,711	332	1,060	10	22,401

Total allowance for loan losses	$ 19,156	$ 8,848	$ 332	$ 2,069	$ 10	$ 30,415

(1) See note 3 to financial statements in this report.

5.	Premises and Equipment, Lease Commitments, Rental Expense and Sublease Income

Premises and equipment is as follows:

	At December 31,
($ in thousands)	2012	2011

Land	$1,264	$1,264
Buildings	5,020	5,006
Leasehold improvements	1,632	1,632
Furniture, fixtures and equipment	1,770	1,702

Total cost	9,686	9,604
Less accumulated deprecation and amortization	(5,808)	(5,500)

Net book value	$3,878	$4,104

The offices of IBC and INB’s headquarters and full-service banking office are located in leased premises on the entire fourth floor of One Rockefeller Plaza in New York City, with such lease expiring in March 2024. In addition, INB leases its Belcher Road and Mandalay Avenue branch offices in Florida, with such leases expiring in September 2022 and January 2016, respectively. All the leases above contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases. INB owns all of its remaining offices in Florida and also leases a portion of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that have expiration dates at various times through April 2014.

Depreciation and amortization of premises and equipment is reflected as a component of noninterest expense in the consolidated statements of operations and amounted to $0.4 million in 2012, 2011 and 2010.

Future minimum annual lease payments and sublease income due under non-cancelable leases at December 31, 2012 are as follows:

	Minimum Rentals
($ in thousands)	Lease Expense (1)	Sublease Income (2)

In 2013	$ 1,461	$106
In 2014	1,539	23
In 2015	1,569	-
In 2016	1,506	-
In 2017	1,504	-
In 2018 and thereafter	9,821	-

	$17,400	$129

(1) Rent expense under operating leases aggregated to $1.5 million in 2012, $1.2 million in 2011 and $1.1 million in 2010.
(2) Rent income aggregated to $0.4 million in 2012, 2011 and 2010.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

6.	Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At December 31, 2012		At December 31, 2011
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)

Commercial real estate	2	$ 2,790	4	$11,542
Multifamily	3	12,000	3	13,727
Land	1	1,133	2	3,009

Real estate acquired through foreclosure	6	$15,923	9	$28,278

(1) Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is as follows:

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010

Valuation allowance at beginning of year	$6,037	$2,688	$ 2,793
Provision for real estate losses charged to expense	4,068	3,349	15,509
Real estate chargeoffs:
Commercial real estate	(2,280)	-	(4,963)
Multifamily	-	-	(7,880)
Land	(2,486)	-	(2,771)

Total real estate chargeoffs	(4,766)	-	(15,614)

Valuation allowance at end of year	$5,339	$6,037	$2,688

In May 2010, $14.4 million of foreclosed real estate was sold in a bulk sale at substantial discounts to their then net carrying values for net proceeds of $9.1 million. In connection with the sale, we recorded a $5.3 million provision for real estate losses and a like amount of real estate chargeoffs, all of which are included in the table above for the year ended December 31, 2010.

7.	Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At December 31, 2012		At December 31, 2011
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate

Within one year	$519,236	2.92%	$ 514,667	2.83%
Over one to two years	181,698	2.79	397,394	3.58
Over two to three years	89,049	2.74	136,226	3.43
Over three to four years	60,119	3.02	67,855	3.27
Over four years	86,776	2.93	83,029	3.91

	$936,878	2.89%	$1,199,171	3.25%

CDs of $100,000 or more totaled $463 million at December 31, 2012 and $600 million at December 31, 2011 and included brokered CDs of $78 million and $128 million, respectively. At December 31, 2012, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $254 million due within one year; $89 million due over one to two years; $39 million due over two to three years; $30 million due over three to four years; and $51 million due thereafter. At December 31, 2012, brokered CDs had a weighted average rate of 4.91% and their remaining maturities were as follows: $38 million due within one year; $23 million due over one to two years; and $17 million due over four years.

Interest expense on deposit accounts is as follows:

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010

Interest checking accounts	$ 65	$ 79	$ 97
Savings accounts	34	58	91
Money market accounts	2,142	3,669	5,107
Certificates of deposit accounts	33,590	43,776	53,692

	$35,831	$47,582	$58,987

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

8.	FHLB Advances and Lines of Credit

At December 31, 2012, INB had $30 million of unsecured credit lines that were cancelable at any time. As a member of the FHLB and FRB, INB can borrow from these institutions on a secured basis. At December 31, 2012, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $482 million from the FHLB and FRB if needed.

The following is a summary of certain information regarding INB’s borrowings in the aggregate:

	At or For the Year Ended December 31,
($ in thousands)	2012	2011	2010

Balance at year end	$ -	$17,500	$25,500
Maximum amount outstanding at any month end during the year	$13,500	$25,500	$55,500
Average outstanding balance for the year	$ 9,087	$21,574	$40,171
Weighted-average interest rate paid for the year	4.27%	4.10%	3.85%
Weighted-average interest rate at year end	-	4.10%	4.02%

In November 2012, FHLB advances totaling to $7.0 million were repaid with cash on hand prior to their stated maturity. A loss of $0.2 million from the early extinguishment of these advances was recorded. This loss represented a prepayment penalty associated with the early retirement of these advances.

9.	Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At December 31, 2012			At December 31, 2011
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate

Capital Securities II - debentures due September 17, 2033	$15,464	$1,661	3.26%	$15,464	$1,079	3.50%
Capital Securities III - debentures due March 17, 2034	15,464	1,577	3.10%	15,464	1,025	3.35%
Capital Securities IV - debentures due September 20, 2034	15,464	1,370	2.71%	15,464	889	2.96%
Capital Securities V - debentures due December 15, 2036	10,310	1,620	1.96%	10,310	1,368	2.20%

	$56,702	$6,228		$56,702	$4,361

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.7 million at December 31, 2012 and $0.8 million at December 31, 2011. There were no issuance costs associated with Capital Securities V.

Interest payments on the Junior Subordinated Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

—	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;
—	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;
—	Capital Securities IV - quarterly at the rate of 2.40% over 3 month libor; and
—	Capital Securities V - quarterly at the rate of 1.65% over 3 month libor.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

9.	Subordinated Debentures - Capital Securities, Continued

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures. In February 2010, as required by its primary regulator, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At December 31, 2012, IBC had accrued and expensed a total of $6.2 million of deferred interest payments on the Junior Subordinated Debentures.

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

10.	Stockholders’ Equity

Prior to May 24, 2012, IBC had two classes of authorized common stock - Class A and Class B. At IBC’s 2012 Annual Meeting of Stockholders held on May 24, 2012, stockholders approved an amendment and restatement of IBC’s Certificate of Incorporation to eliminate any and all references to Class B common stock and to rename its Class A common stock “common stock.”

IBC is authorized to issue up to 62,300,000 shares of its capital stock, consisting of 62,000,000 shares of common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury (the “Treasury”) as described below.

In December 2008, IBC issued and sold to the Treasury 25,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 691,882 shares of IBC’s Class A common stock for $5.42 per share, for a total cash investment for both the shares and the warrant of $25 million from the Treasury (the “Transaction”). The Transaction was completed pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Program (the “CPP”).

GAAP required the Transaction proceeds of $25 million to be allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $1.6 million using the Black Scholes model with the following inputs: expected dividend yield of 4.61%; expected stock volatility of 81%, risk-free interest rate of 1.60% and expected life of 5 years. The value of the Preferred Shares was computed to be $18.7 million based on the net present value of the expected cash flows over five years using a discount rate of 12%, which represented IBC’s then estimated incremental borrowing rate for a similar transaction in the private sector.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

10.	Stockholders’ Equity, Continued

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

The Preferred Shares generally are non-voting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holder of the Preferred Shares, and other than in connection with the board representation rights mentioned below, or as required by Delaware State law. IBC cannot pay common stock dividends if Preferred Share dividends are in arrears unpaid. Similar restrictions apply to IBC’s ability to repurchase common stock if Preferred Share dividends are not paid. A failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to IBC’s board of directors. That right would continue until IBC pays all dividends in arrears. In February 2010, IBC ceased the declaration and payment of dividends on the Preferred Shares as required by IBC’s primary regulator. IBC has missed 13 preferred dividend payments as of the date of filing of this report. At December 31, 2012, preferred dividends accumulated and in arrears totaled $4.2 million. In March and October 2012, the Treasury exercised its right and appointed a director to IBC’s Board for a total of two directors.

The Warrant held by the Treasury is exercisable at any time at the option of the Treasury prior to its expiration on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. If the Preferred Shares are redeemed in whole, IBC can purchase the Warrant or any common shares held by the Treasury at their fair market value at that time. Our senior executive officers have also agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any securities acquired in the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes.

11.	Asset and Dividend Restrictions

INB is required under FRB regulations to maintain reserves against its transaction accounts. At December 31, 2012 and 2011, balances maintained as reserves were approximately $1.0 million and $0.9 million, respectively. The FRB pays interest on required and excess reserve balances based on a defined formula.

As a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity. At December 31, 2012 and 2011, the total investment aggregated to $8.2 million and $9.2 million, respectively. At December 31, 2012 and 2011, U.S. government agency security investments with a carrying value of approximately $17 million and $32 million, respectively, were pledged against lines of credit. At December 31, 2012 and 2011, certain mortgage loans totaling approximately $105 million and $142 million, respectively, were also pledged against lines of credit.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

11.	Asset and Dividend Restrictions, Continued

The payment of cash dividends by IBC to its common and preferred shareholders and the payment of cash dividends by IBC’s subsidiaries to IBC itself are subject to various regulatory restrictions, as well as restrictions that may arise from any outstanding indentures and other capital securities. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. In February 2010, the FRB, IBC’s primary regulator, informed IBC that it may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. INB was also informed by its primary regulator, the OCC, that it cannot pay any cash dividends to IBC. No cash common or preferred stock dividends were declared or paid in 2012, 2011 and 2010.

12.	Profit Sharing Plans

We have a tax-qualified profit sharing plan for our employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby our eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. We made discretionary matching contributions of up to 4% of employee compensation, which vest to the employees over a five-year period. Total cash contributions to the plan aggregated to $161,000, $141,000 and $146,000 in 2012, 2011 and 2010, respectively, and were included in the line item “salaries and employee benefits” in the consolidated statements of operations.

13.	Common Stock Options and Restricted Common Stock

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of common stock that may be awarded under the Plan is 1,500,000. As of December 31, 2012, 331,460 shares of common stock were available for award under the Plan.

A summary of selected information regarding awards made under the Plan for the three-year period ended December 31, 2012 follows:

($ in thousands, except per/option/share amounts)	2012 Stock Grant	2011 Option Grant	2010 Option Grant	2010 Stock Grant
Date of award	01/19/12	12/08/11	12/09/10	12/09/10
Total options or shares of stock awarded	465,400	44,100	41,400	319,300
Exercise price of option	NA	$2.55	$3.00	NA
Estimated fair value per option/share (1)	$2.90	$1.67	$1.43	$2.35
Total estimated fair value of award	$1,349,660	$73,647	$59,202	$750,355
Assumptions used in Black-Scholes Model:
Expected dividend yield (2)	NA	0%	0%	NA
Expected stock volatility (3)	NA	75%	72%	NA
Risk-free interest rate (4)	NA	1.13%	2.82%	NA
Expected term in years (5)	NA	6.0	6.0	NA

(1) The fair value of each option award was estimated as of the grant date of the award using the Black-Scholes option-pricing model using the assumptions noted in the table above. The assumptions are subjective in nature, involve uncertainties and therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets. The fair value of the stock awards was based on the closing market price of the common stock on the grant date.

(2) No dividends were assumed to be declared and paid for option grants.

(3) Expected stock volatility is estimated based on an assessment of historical volatility of IBC’s common stock.

(4) Risk-free interest rate was derived from a U.S. Treasury security having a similar expected life as the option as of the grant date.

(5) Expected term (average life) was calculated using the “simplified method” as prescribed by the SEC guidance.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

13.	Common Stock Options and Restricted Common Stock, Continued

A summary of the activity in IBC’s outstanding common stock warrant and options and related information follows:

($ in thousands, except per share amounts)	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise Price
	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total
Outstanding at December 31, 2009	691,882	123,940	130,690	73,210	-	-	1,019,722	$ 7.01
Forfeited/expired (2)	-	(5,800)	(8,400)	(1,500)	-	-	(15,700)	$10.71
Options granted	-	-	-	-	41,400	-	41,400	$ 3.00
Outstanding at December 31, 2010	691,882	118,140	122,290	71,710	41,400	-	1,045,422	$ 6.79
Forfeited/expired (2)	-	(300)	(900)	(1,200)	(1,500)	-	(3,900)	$ 5.44
Options granted	-	-	-	-	-	44,100	44,100	$ 2.55
Outstanding at December 31, 2011	691,882	117,840	121,390	70,510	39,900	44,100	1,085,622	$ 6.62
Forfeited/expired (2)	-	(1,200)	(1,200)	(1,600)	(1,600)	(1,800)	(7,400)	$ 6.13
Exercised	-	-	-	-	(100)	-	(100)	$ 3.00
Outstanding at December 31, 2012	691,882	116,640	120,190	68,910	38,200	42,300	1,078,122	$ 6.63

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	100%	66%	33%	96%
Wtd-avg contractual remaining term (in years)	6.0	4.9	5.9	6.9	7.9	8.9	6.1
Intrinsic value at December 31, 2012 (4)	-	-	-	-	$34	$57	$91

(1) These options are held by the U.S. Treasury as described in note 10 to the financial statements.

(2) Represent options forfeited or expired unexercised.

(3) The $3.00 options further vest and become 100% exercisable on December 9, 2013. The $2.55 options further vest and become exercisable at the rate of 33.33% on December 8, 2013 and 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.

(4) Intrinsic value was calculated using the closing price of the common stock on December 31, 2012 of $3.89.

A summary of the activity in IBC’s outstanding restricted common stock follows:

	Price Per Share
	$2.35	$2.90	Total
Outstanding at December 31, 2009	-	-	-
Shares granted	319,300	-	319,300
Outstanding at December 31, 2010	319,300	-	319,300
Shares forfeited	(1,200)	-	(1,200)
Outstanding at December 31, 2011	318,100	-	318,100
Shares granted	-	465,400	465,400
Shares forfeited	(600)	(600)	(1,200)
Outstanding at December 31, 2012 (1)	317,500	464,800	782,300

(1) All outstanding shares of restricted common stock were unvested at December 31, 2012 and subject to forfeiture. Shares issued at a price of $2.35 on December 9, 2010 will vest 100% on December 9, 2013. Shares issued at a price of $2.90 on January 19, 2012 will vest as follows: 256,600 on January 19, 2013, 133,267 on January 19, 2014 and 74,933 on January 19, 2015. All shares may vest earlier upon the occurrence of certain events as defined in the restricted stock agreements. The record holder of the restricted shares possesses all the rights of a holder of our common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Shares held by certain executive officers of IBC have further restrictions on transferability as long IBC is a participant in the TARP program.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the awards and totaled $1,194,000, $326,000 and $41,000, in 2012, 2011 and 2010, respectively. Stock-based compensation expense is recorded as an expense and included in “Salaries and Employee Benefits” and a corresponding increase to our stockholders’ equity as paid in capital. At December 31, 2012, pre-tax compensation expense related to all nonvested awards of options and restricted stock not yet recognized totaled $777,000 and is expected to be recognized in the future over a weighted average period of approximately 1.6 years.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

14.	Income Taxes

We file a consolidated federal income tax return and combined state and city income tax returns in New York. IBC also files a franchise tax return in Delaware and INB files a state income tax return in Florida. All returns are filed on a calendar year basis. Our tax returns that have been filed and are no longer subject to examination by taxing authorities are for years prior to 2008. Our Federal returns for 2008, 2009 and 2010 were under audit as of December 31, 2012 and no adjustments have been proposed as of the date of filing of this report.

Allocation of our federal, state and local income tax expense (benefit) between current and deferred portions is as follows:

($ in thousands)	Current	Deferred	Total

Year Ended December 31, 2012:
Federal	$370	$7,751	$8,121
State and Local	335	1,851	2,186

	$705	$9,602	$10,307
Year Ended December 31, 2011:
Federal	$958	$6,670	$7,628
State and Local	311	1,573	1,884

	$1,269	$8,243	$9,512

Year Ended December 31, 2010:
Federal	$(11,313)	$(20,100)	$(31,413)
State and Local	-	(8,935)	(8,935)

	$(11,313)	$(29,035)	$(40,348)

The components of the deferred tax expense (benefit) are as follows:

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010
NOL and AMT credit carryforwards	$8,084	$8,138	$(26,636)
Allowances for loan losses and real estate losses	1,315	484	(940)
Capitalized real estate expenses and nonaccrual interest	1,011	(232)	(1,136)
Impairment writedowns on investment securities	(282)	(86)	(517)
Deferred compensation and benefits	(355)	(48)	124
Depreciation	(166)	(16)	65
Deferred income	(5)	3	5
	$9,602	$8,243	$(29,035)

The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

	At December 31,
($ in thousands)	2012	2011
NOL and AMT credit carryforwards	$10,414	$18,498
Allowances for loan losses and real estate losses	14,411	15,726
Capitalized real estate expenses and nonaccrual interest	1,188	2,199
Impairment writedowns on investment securities	1,857	1,575
Deferred compensation and benefits	1,137	782
Depreciation	220	54
Deferred income	7	2
Total deferred tax asset	$29,234	$38,836

Our deferred tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) and Federal AMT credit carryforward, all of which can be applied against and reduce our future taxable income and tax liabilities. At December 31, 2012, the gross NOL amounted to approximately $15 million for Federal purposes and $47 million for state and local purposes and the Federal AMT credit carryforward amounted to $1.4 million. The NOL carryforwards expire in 2030. The AMT credit carryforward has no expiration date.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

14.	Income Taxes, Continued

We have determined that a valuation allowance for the deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior taxable earnings history (exclusive of the NOL generated in the second quarter of 2010) coupled with positive evidence (such as taxable earnings generated in 2011 and 2012, and our future projections of taxable income) indicating that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset. Our ability to realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the realization of our deferred tax asset. In addition, the amount of our net operating loss carryforwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code as a result of future offerings of our capital securities, which could trigger a “change in control” as defined in Section 382. IBC currently has no plan to issue additional capital securities other than the issuance of shares of common stock in connection with awards under the Plan discussed in note 13.

The reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	(35.0)%
Increase (decrease) resulting from:
State and local income tax rate, net of federal benefit	9.4	9.3	(8.4)
All other	1.4	1.5	0.3
Effective Income Tax Rate	45.8%	45.8%	(43.1)%

15.	Earnings (Loss) Per Common Share

Net earnings (loss) applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings (loss) per common share computations are summarized in the table that follows:

	For the Year Ended December 31,
	2012	2011	2010

Net earnings (loss) available to common stockholders	$10,421,000	$9,516,000	$(54,975,000)

Weighted-Average number of common shares outstanding used for:
Basic Earnings (Loss) Per Common Share	21,566,109	21,126,187	11,101,196
Diluted Earnings (Loss) Per Common Share	21,568,196	21,126,187	11,101,196

Basic Earnings (Loss) Per Common Share	$0.48	$0.45	$(4.95)
Diluted Earnings (Loss) Per Common Share (1)	$0.48	$0.45	$(4.95)

(1) All outstanding options/warrants were considered for the Diluted EPS computations and only those that were dilutive are included in the computations above as determined by using the treasury stock method. In 2012 and 2011, 997,622 and 1,085,622 of options/warrants to purchase common stock, respectively, were not dilutive because the exercise price of each was above the average market price of our common stock during these periods. In 2010, all outstanding options/warrants of 1,045,422 were not considered dilutive due to the net loss incurred.

16.	Contingencies

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with our legal counsel, we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, financial position or liquidity. See footnote 23 for additional disclosure.

17.	Contractual Death Benefit Payments

We are contractually obligated to pay through June 30, 2014 death benefits to the spouse of our former chairman, Jerome Dansker, pursuant to the terms of his employment agreements with IBC and its former subsidiary, IMC. At December 31, 2012, the remaining amount of death benefit payments payable totaled $0.4 million and they are due as follows: $0.2 million in 2013 and 2014. In the event of the death of the former chairman’s spouse prior to June 30, 2014, any remaining unpaid payments will be paid by us in a lump sum to the spouse’s estate.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

17.	Contractual Death Benefit Payments, Continued

We also have a ten-year employment and supplemental benefits agreement with our current Chairman, Mr. Lowell Dansker, which expires on June 30, 2014. Pursuant to the agreement, his annual base salary as of July 1, 2012, is $1.1 million and is subject to annual increases effective July 1st of each year of the term of the agreement based on various criteria. Mr. Dansker’s employment agreement also contains certain other provisions, including disability and death benefits and indemnification. In the event of Mr. Dansker’s disability, as defined in the agreement, or death, we would be obligated to pay to Mr. Dansker’s wife or his estate, as applicable, a specified amount over a period equal to the greater of (i) three years, and (ii) the number of months remaining in the stated term of the agreement. The specified amount is equal to a percentage, 50% in the case of disability and 25% in the case of death, of Mr. Dansker’s monthly base salary had the agreement continued in force and effect. No provision for this contingent liability has been made in the consolidated financial statements.

18.	Off-Balance Sheet Financial Instruments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to us. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. INB from time to time issues standby letters of credit, which are conditional commitments issued by INB to guarantee the performance of a customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. We had no standby letters of credit outstanding at December 31, 2012 or 2011.

The contractual amounts of our off-balance sheet financial instruments are as follows:

	At December 31,
($ in thousands)	2012	2011
Commitments to extend credit	$19,154	$18,199
Unused lines of credit	854	826
	$20,008	$19,025

19.	Regulatory Capital and Regulatory Matters

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

19.	Regulatory Capital and Regulatory Matters, Continued

At December 31, 2012 and 2011, we believe that both IBC and INB met all capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with regulatory capital requirements from December 31, 2012. There can be no assurances that INB or IBC will not be required to maintain regulatory capital at higher levels in the future.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated

	At December 31,		At December 31,
($ in thousands)	2012	2011	2012	2011

Tier 1 capital (1)	$244,081	$218,590	$249,465	$226,325
Tier 2 capital	15,566	17,176	15,620	17,232

Total risk-based capital (2)	$259,647	$235,766	$265,085	$243,557

Net risk-weighted assets for regulatory purposes	$1,232,670	$1,360,811	$1,238,024	$1,365,322
Average assets for regulatory purposes	$1,690,329	$1,950,445	$1,696,410	$1,958,409

Total capital to risk-weighted assets	21.06%	17.33%	21.41%	17.84%
Tier 1 capital to risk-weighted assets	19.80%	16.06%	20.15%	16.58%
Tier 1 capital to average assets	14.44%	11.21%	14.71%	11.56%

(1) IBC’s consolidated Tier 1 capital at December 31, 2012 and 2011 included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s cumulative perpetual preferred stock held by the U.S. Treasury.

(2) See note 10 for a discussion of preferred dividends in arrears totaling $4.2 million and $2.8 million at December 31, 2012 and 2011, respectively. Dividends in arrears have not been deducted from IBC’s capital and are only recorded as reduction in capital when they have been declared and become payable.

The table that follows presents information regarding capital adequacy.

			Capital Requirements
	Actual Capital		Minimum Under Prompt Corrective Action Provisions		Minimum To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement With OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

IBC Consolidated at December 31, 2012:
Total capital to risk-weighted assets (1)	$265,085	21.41%	$99,042	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets (1)	$249,465	20.15%	$49,521	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets (1)	$249,465	14.71%	$67,856	4.00%	NA	NA	NA	NA
IBC Consolidated at December 31, 2011:
Total capital to risk-weighted assets	$243,557	17.84%	$109,226	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$226,325	16.58%	$ 54,613	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$226,325	11.56%	$ 78,336	4.00%	NA	NA	NA	NA

INB at December 31, 2012:
Total capital to risk-weighted assets	$259,647	21.06%	$98,614	8.00%	$123,267	10.00%	$147,920	12.00%
Tier 1 capital to risk-weighted assets	$244,081	19.80%	$49,307	4.00%	$73,960	6.00%	$123,267	10.00%
Tier 1 capital to average assets	$244,081	14.44%	$67,613	4.00%	$84,516	5.00%	$152,130	9.00%
INB at December 31, 2011:
Total capital to risk-weighted assets	$235,766	17.33%	$108,865	8.00%	$136,081	10.00%	$163,297	12.00%
Tier 1 capital to risk-weighted assets	$218,590	16.06%	$ 54,432	4.00%	$81,649	6.00%	$136,081	10.00%
Tier 1 capital to average assets	$218,590	11.21%	$ 78,018	4.00%	$97,522	5.00%	$175,540	9.00%

(1) Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at December 31, 2012 would have been 21.41%, 15.71% and 11.46%, respectively.

The table that follows presents additional information regarding our capital adequacy at December 31, 2012.

	INB Regulatory Capital			Consolidated Regulatory Capital
($ in thousands)	Actual	Required	Excess	Actual	Required	Excess

Total capital to risk-weighted assets	$259,647	$147,920	$111,727	$265,085	$99,042	$166,043
Tier 1 capital to risk-weighted assets	$244,081	$123,267	$120,814	$249,465	$49,521	$199,944
Tier 1 capital to average assets	$244,081	$152,130	$91,951	$249,465	$67,856	$181,609

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

19.	Regulatory Capital and Regulatory Matters, Continued

Formal Agreements and Regulatory Restrictions. In December 2010, INB entered into a formal written agreement (the “Formal Agreement”) with its primary regulator, the OCC. The Formal Agreement superseded and replaced a Memorandum of Understanding entered into on April 7, 2009 between INB and the OCC. The Formal Agreement requires INB to take certain actions, including (1) creating a compliance committee to monitor and coordinate INB’s performance under the Formal Agreement and to submit periodic progress reports to the OCC, (2) the development of strategic and capital plans covering at least three years, (3) completing an assessment of management and ensuring effective management, and (4) developing programs related to: (i) loan portfolio management; (ii) criticized assets; (iii) loan review; (iv) credit concentrations; (v) accounting for other real estate owned; (vi) maintaining an adequate allowance for loan losses; (vii) liquidity risk management; and (viii) interest rate risk management.

As of December 31, 2012, INB had achieved compliance with all but two of the articles in the Formal Agreement and believes it has taken the steps or submitted the additional required documentation to achieve compliance with these articles, which consist of ensuring effective management and developing a loan concentration program. All of the steps and actions INB has and will continue to take are still subject to the on-going review, satisfaction and acceptance of the OCC. Consequently, timing with respect to full compliance with the Formal Agreement cannot be predicted since many of the steps and actions we have taken need to be in place and operating effectively for a period of time as determined by the OCC in order to achieve full compliance with the Formal Agreement.

The Formal Agreement also limits INB’s ability to pay dividends to IBC and requires INB to maintain Tier 1 capital at least equal to 9% of adjusted total assets, Tier 1 capital at least equal to 10% of risk-weighted assets; and total risk-based capital at least equal to 12% of risk-weighted assets. These are the same levels that INB agreed with the OCC to maintain beginning April 7, 2009. Furthermore, INB is not allowed to accept brokered deposits without the prior approval of the OCC and it is also required, in the absence of a waiver from the FDIC, based on a determination that INB operates in high cost deposit markets, to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. The FDIC’s national rate is a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. At December 31, 2012, INB was in compliance with the aforementioned capital and deposit restrictions.

In January 2011, IBC entered into a written agreement (the “Federal Reserve Agreement”) with its primary regulator, the FRB, which requires IBC’s Board of Directors to take the steps necessary to utilize IBC’s financial and managerial resources to serve as a source of strength to INB, including causing INB to comply with its Formal Agreement with its primary regulator, the OCC. In addition, as noted earlier, IBC cannot declare or pay dividends without the prior approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Banking Director”). IBC also cannot take any payments representing a reduction in capital from INB without prior approval of the FRB and IBC cannot not make any distributions of interest, principal or other sums on its subordinated debentures or trust preferred securities without prior approval from the FRB and the Banking Director. Further, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. IBC was also required within 90 days of the date of the Federal Reserve Agreement to submit a plan to continue to maintain sufficient capital. Finally, IBC must notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer, and IBC is also restricted in making certain severance and indemnification payments. We believe we have taken all necessary actions to promptly address the requirements of the Federal Reserve Agreement and that IBC is in compliance with such agreement as of the date of filing of this report.

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

20.	Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. At December 31, 2012, we had only $1.0 million of assets (comprised of securities available for sale using Level 1 inputs) and no liabilities that were recorded at fair value on a recurring basis. From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

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

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires considerable judgment, by us and considers factors specific to the asset or liability. See note 1 for a discussion of the valuation methodologies we use for assets measured at fair value on a non-recurring basis which consist of our impaired loans, impaired securities and foreclosed real estate. Fair value estimates for all these assets are classified as Level 3.

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value At December 31,
	2012	2011
($ in thousands)	Level 3	Level 3
Impaired loans (1):
Commercial real estate	$50,795	$46,638
Multifamily	12,577	16,776
Land	2,601	2,855
Total impaired loans	65,973	66,269
Impaired securities (2)	3,721	4,378
Foreclosed real estate	15,923	28,278

	Accumulated Losses on Outstanding Balance		Total Losses (3)
	At December 31,		For the Year Ended December 31,
($ in thousands)	2012	2011	2012	2011	2010
Impaired loans:
Commercial real estate	$ 9,979	$10,593	$1,038	$4,936	$58,828
Multifamily	3,092	3,455	(364)	4,190	26,210
Land	521	1,009	(488)	1,009	4,696
Total impaired loans	13,592	15,057	186	10,135	89,734
Impaired securities	4,233	3,651	582	201	1,192
Foreclosed real estate	5,339	6,037	4,161	3,161	15,636

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

20.	Fair Value Measurements, Continued

Notes to preceding table:

(1)

Comprised of nonaccrual loans and accruing TDRs. Outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See note 3 to the financial statements.

(2)	Comprised of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 2 to the financial statements.

(3)

Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance , while the losses for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the transfer/sale of the properties during the period. It should be noted that a large portion of the losses for impaired loans and foreclosed real estate in 2010 were attributable to a bulk sale in which a large amount of assets were sold at significant discounts to their estimated fair values. The losses on investment securities represent OTTI charges recorded as a component of noninterest income as described in note 2 to the financial statements.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the three-year period ended December 31, 2012.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2009	$3,727	$221,188	$31,866
Net new impaired securities and loans	2,045	97,852	-
Other than temporary impairment writedowns	(1,192)	-	-
Principal repayments/sales	-	(124,374)	(30,051)
Chargeoffs of impaired loans	-	(97,226)	-
Impaired loans transferred to foreclosed real estate	-	(40,885)	40,885
Writedowns of carrying value subsequent to foreclosure	-	-	(15,509)
Loss on sales	-	-	(127)
Balance at December 31, 2010	$4,580	$56,555	$27,064
Net new impaired securities and loans	-	41,768	-
Other than temporary impairment writedowns	(201)	-	-
Principal repayments/sales	-	(18,198)	-
Chargeoffs of impaired loans	-	(9,481)	-
Impaired loans transferred to foreclosed real estate	-	(4,375)	4,375
Writedowns of carrying value subsequent to foreclosure	-	-	(3,349)
Gain on transfers from loans	-	-	188
All other	(1)	-	-
Balance at December 31, 2011	$4,378	$66,269	$28,278
Net new impaired securities and loans	-	19,875	-
Other than temporary impairment writedowns	(582)	-	-
Principal repayments/sales	(75)	(12,330)	(12,883)
Chargeoffs of impaired loans	-	(3,152)	-
Impaired loans transferred to foreclosed real estate	-	(4,689)	4,689
Writedowns of carrying value subsequent to foreclosure	-	-	(4,068)
Loss on sales	-	-	(93)
Balance at December 31, 2012	$3,721	$65,973	$15,923

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

20.	Fair Value Measurements, Continued

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

Securities. Except for our investments in corporate securities, the estimated fair value for our securities held to maturity and available for sale portfolios is obtained from third-party brokers who provide quoted prices derived from active markets for identical or similar securities. The estimated fair value of our corporate security investments, which currently do not have an active trading market, are obtained from a third-party pricing service, which uses a complex valuation model that factors in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk. The estimated fair value of the FRB and FHLB stock approximates carrying value since the securities are redeemable at cost.

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

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

20.	Fair Value Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At December 31, 2012		At December 31, 2011
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and cash equivalents (1)	$60,395	$60,395	$29,863	$29,863
Time deposits with banks (1)	5,170	5,170	1,470	1,470
Securities available for sale, net (1)	1,000	1,000	-	-
Securities held to maturity, net (2)	443,777	442,166	700,444	698,804
FRB and FHLB stock (3)	8,151	8,151	9,249	9,249
Loans receivable, net (3)	1,079,363	1,102,333	1,133,375	1,167,523
Loan fees receivable (3)	3,108	2,547	4,188	3,454
Accrued interest receivable (3)	5,191	5,191	7,216	7,216

Total Financial Assets	$1,606,155	$1,626,953	$1,885,805	$1,917,579

Financial Liabilities:
Deposits (3)	1,362,619	1,389,629	$1,662,024	$1,705,419
Borrowed funds plus accrued interest payable (3)	62,930	62,448	78,606	78,331
Accrued interest payable on deposits (3)	2,379	2,379	3,676	3,676
Off-Balance Sheet Financial Instruments:
Commitments to lend (3)	386	386	589	589

Total Financial Liabilities	$1,428,314	$1,454,842	$1,744,895	$1,788,015

Net Financial Assets	$177,841	$172,111	$140,910	$129,564

(1)  We consider these fair value measurements to be Level 1.

(2)  We consider these fair value measurements to be Level 1, except for our corporate security investments held to maturity, which are considered Level 3.

(3)  We consider these fair value measurements to be Level 3.

21.	Holding Company Financial Information

The following IBC (parent company only) condensed financial information should be read in conjunction with the other notes to the consolidated financial statements.

Condensed Balance Sheets

	At December 31,
($ in thousands)	2012	2011

ASSETS
Cash and due from banks	$46	$49
Short-term investments	8,070	8,499

Total cash and cash equivalents	8,116	8,548
Loans receivable (net of allowance for loan losses of $50)	2,753	2,796
Investment in consolidated subsidiaries	254,815	240,128
Investment in unconsolidated subsidiaries - Intervest Statutory Trusts	1,702	1,702
Deferred income tax asset	5,748	4,668
Deferred debenture offering costs, net of amortization	779	816
All other assets	388	464

Total assets	$274,301	$259,122

LIABILITIES
Debentures payable - capital securities	$56,702	$56,702
Accrued interest payable on debentures	6,228	4,361
All other liabilities	424	528

Total liabilities	63,354	61,591

STOCKHOLDERS’ EQUITY
Preferred equity, net of preferred stock discount	24,624	24,238
Common equity	186,323	173,293

Total stockholders’ equity	210,947	197,531

Total liabilities and stockholders’ equity	$274,301	$259,122

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

21.	Holding Company Financial Information, Continued

Condensed Statements of Operations

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010

Interest income	$ 264	$ 475	$ 36
Dividend income from Intervest National Bank (1)	-	-	-
Interest expense	1,848	2,072	2,148

Net interest expense	(1,584)	(1,597)	(2,112)
Provision for loan losses	-	290	-
Management fee income from subsidiaries	-	-	155
Other non-interest income	5	8	2
All other noninterest expenses	773	816	806

Loss before credit for income taxes	(2,352)	(2,695)	(2,761)
Credit for income taxes	1,080	1,237	1,267

Net loss before earnings (loss) of subsidiaries	(1,272)	(1,458)	(1,494)
Equity in undistributed earnings (loss) of Intervest National Bank	13,494	12,704	(50,242)
Equity in undistributed loss of Intervest Mortgage Corporation	-	-	(1,572)

Consolidated net earnings (loss)	12,222	11,246	(53,308)
Preferred stock dividend requirements and discount amortization (2)	1,801	1,730	1,667

Consolidated net earnings (loss) available to common stockholders	$10,421	$9,516	$(54,975)

(1)  Represents dividends to fund the debt service on IBC’s outstanding debentures and dividend requirements on IBC’s outstanding preferred stock held by the Treasury. The debt service on the debentures payable is included in IBC’s interest expense. The proceeds from the issuance of the capital securities and preferred stock are invested in the capital of INB. In 2010, INB suspended the payment of dividends to IBC as requested by its primary regulator.

(2)  Represents dividend requirements on preferred stock held by the U.S Treasury and amortization of related preferred stock discount.

Condensed Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2012	2011	2010

OPERATING ACTIVITIES
Consolidated net earnings (loss)	$12,222	$11,246	$(53,308)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Equity in (earnings) loss of subsidiaries	(13,494)	(12,704)	51,814
Increase in accrued interest payable on debentures	1,867	2,099	2,177
All other, net change	(1,116)	(926)	(1,148)

Net cash used in operating activities	(521)	(285)	(465)

INVESTING ACTIVITIES
Investment in capital of subsidiary - Intervest National Bank	-	-	(37,600)
Return of capital from subsidiary - Intervest Mortgage Corporation	-	229	11,100
Net decrease in loans receivable	45	3,884	-

Net cash provided by (used in) investing activities	45	4,113	(26,500)

FINANCING ACTIVITIES
Net increase (decrease) in mortgage escrow funds payable	44	(217)	-
Cash received from issuance of common stock, net of issuance costs	-	-	25,012

Net cash provided by (used in) financing activities	44	(217)	25,012

Net (decrease) increase in cash and cash equivalents	(432)	3,611	(1,953)
Cash and cash equivalents at beginning of year	8,548	4,937	6,890

Cash and cash equivalents at end of year	$ 8,116	$ 8,548	$ 4,937

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for (received from refunds of) income taxes, net	-	(43)	-
Transfer of loans from Intervest Mortgage Corporation	-	7,437	-
Transfer of all other net assets from Intervest Mortgage Corporation	-	1,030	-
Subsidiaries’ compensation expense related to common stock options	1,194	326	41
Preferred dividend requirements and amortization of preferred stock discount	1,801	1,730	1,667

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

22.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited interim results of operations and other period-end selected information by quarter for the years ended December 31, 2012 and 2011.

	2012
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4

Interest and dividend income	$20,698	$19,706	$19,082	17,798
Interest expense	10,740	10,001	9,223	8,103

Net interest and dividend income	9,958	9,705	9,859	9,695
Provision for loan losses	-	-	-	-

Net interest and dividend income after provision for loan losses	9,958	9,705	9,859	9,695
Noninterest income	1,125	1,406	1,187	2,476
Noninterest expenses:
Provision for real estate losses	511	1,397	1,025	1,135
Real estate expenses	460	479	883	324
Operating expenses	4,164	4,149	4,160	4,195

Earnings before provision for income taxes	5,948	5,086	4,978	6,517
Provision for income taxes	2,694	2,326	2,300	2,987

Net earnings	3,254	2,760	2,678	3,530
Preferred dividend requirements and discount amortization	444	448	453	456

Net earnings available to common stockholders	$ 2,810	$ 2,312	$ 2,225	$3,074

Basic earnings per common share	$0.13	$0.11	$0.10	$0.14
Diluted earnings per common share	0.13	0.11	0.10	$0.14
Cash dividends paid per common share	-	-	-	-

Total assets	$1,909,052	$1,862,110	$1,751,880	$1,665,792
Total cash, short-term investments and security investments	691,205	667,509	546,397	518,493
Total loans, net of unearned fees	1,155,437	1,137,780	1,155,171	1,107,466
Total deposits	1,599,653	1,554,615	1,432,209	1,362,619
Total borrowed funds and related accrued interest payable	72,064	72,528	69,487	62,930
Total stockholders’ equity	201,051	204,121	207,108	210,947

	2011
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4

Interest and dividend income	$23,594	$23,917	$23,160	$22,166
Interest expense	13,243	13,044	12,729	11,524

Net interest and dividend income	10,351	10,873	10,431	10,642
Provision for loan losses	2,045	742	2,191	40

Net interest and dividend income after provision for loan losses	8,306	10,131	8,240	10,602
Noninterest income	323	1,007	2,004	974
Noninterest expenses
Provision for real estate losses	-	1,278	701	1,370
Real estate expenses	325	554	121	619
Operating expenses	4,410	4,099	3,578	3,774

Earnings before provision for income taxes	3,894	5,207	5,844	5,813
Provision for income taxes	1,741	2,321	2,771	2,679

Net earnings	2,153	2,886	3,073	3,134
Preferred dividend requirements and discount amortization	427	428	435	440

Net earnings available to common stockholders	$ 1,726	$ 2,458	$ 2,638	$ 2,694

Basic earnings per common share	$0.08	$0.12	$0.12	$0.13
Diluted earnings per common share	0.08	0.12	0.12	0.13
Cash dividends paid per common share	-	-	-	-

Total assets	$2,014,125	$2,050,379	$1,991,245	$1,969,540
Total cash, short-term investments and security investments	629,124	715,262	724,158	741,026
Total loans, net of unearned fees	1,300,546	1,252,128	1,199,770	1,163,790
Total deposits	1,706,630	1,735,292	1,678,003	1,662,024
Total borrowed funds and related accrued interest payable	82,072	82,634	78,156	78,606
Total stockholders’ equity	188,191	191,154	194,305	197,531

Intervest Bancshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

23.	Subsequent Event

On January 18, 2013, INB reached a settlement agreement with respect to certain litigation it had pursued in connection with a foreclosure action it had commenced in 2010 on one of its loans. INB commenced the action to collect insurance proceeds which it contended had been improperly paid to various third parties. As a result of the settlement, INB received net proceeds of $2.1 million in February 2013, which was recorded in February 2013 as a $0.7 million recovery of prior loan charge offs and a $1.4 million recovery of prior real estate expenses associated with the loan and underlying collateral property.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on such evaluation, the Principal Executive and Financial Officers have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective. No changes in our internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control” included in Item 8.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors. The information required by this item is contained under the section entitled “Proposal One: Election of Directors” in IBC’s definitive proxy statement for its 2013 Annual Meeting (the “Proxy Statement”) to be held in May 2013, which will be filed with the SEC within 120 days from December 31, 2012, and is incorporated herein by reference.

Executive Officers. The information required by this item is set forth at the end of Part I of this report under the caption “Executive Officers and Other Key Employees.”

Section 16(a) Beneficial Ownership Reporting Compliance. The information required by this item is contained under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert. The information required by this item regarding the Audit Committee of our Board of Directors, including information regarding audit committee financial experts serving on the Audit Committee, is contained in the section of the Proxy Statement entitled “Corporate Governance Principles and Board Matters” and is incorporated herein by reference.

Code of Business Conduct and Ethics. We have a written code of business conduct and ethics that apply to our directors, officers and employees, and we also have a written code of ethics for our principal executive and financial and accounting officers. Our Audit Committee has procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of these documents will be furnished without charge to beneficial owners of our common stock by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza (Suite 400) New York, New York 10020.

Item 11. Executive Compensation

The information required by this item regarding the compensation of our named executive officers and our directors is contained in the sections entitled “Executive Compensation” and “Director Compensation” of the Proxy Statement and is incorporated herein by reference.

The information required by this item regarding compensation committee interlocks is contained in the Proxy Statement in the section entitled “Corporate Governance Principles and Board Matters - Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements: See Part II Item 8 “Financial Statements and Supplementary Data”.

(2) Financial Statement Schedules: See Part II Item 8 “Financial Statements and Supplementary Data”.

(3) Exhibits: The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which follows the signature page to this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVEST BANCSHARES CORPORATION
(Registrant)

By:	/s/ Lowell S. Dansker	Date: February 28, 2013
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

Chairman, Chief Executive Officer and Director:
(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date: February 28, 2013
Lowell S. Dansker

Chief Financial and Accounting Officer:
(Principal Financial Officer):

By:	/s/ John J. Arvonio	Date: February 28, 2013
John J. Arvonio

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date: February 28, 2013
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date: February 28, 2013
Michael A. Callen

By:	/s/ C. Wayne Crowell	Date: February 28, 2013
C. Wayne Crowell

By:	/s/ Paul R. DeRosa	Date: February 28, 2013
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date: February 28, 2013
Wayne F. Holly

By:	/s/ Susan R. Katzke	Date: February 28, 2013
Susan R. Katzke

By:	/s/ Lawton Swan, III	Date: February 28, 2013
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date: February 28, 2013
Thomas E. Willett

By:	/s/ Wesley T. Wood	Date: February 28, 2013
Wesley T. Wood

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	SEC File Number	Exhibit	Filing Date
1.1*	Underwriting agreement dated October 14, 2010 between IBC and Sandler O’Neill & Partners, L.P.	8-K	000-23377	1.1	10/15/10
2.1 *	Stock Purchase Agreement dated as of December 18, 2002, by and between IBC and Jean Dansker regarding the purchase and sale of the issued and outstanding shares of Intervest Securities Corporation	S-1	333-26493	2.2	07/08/05
3.1 *	Restated Certificate of Incorporation of IBC	8-K	000-23377	3.1	05/25/12
3.2 *	Bylaws of IBC as amended	8-K	000-23377	3.1	12/17/07
3.3 *	Certificate of designation of IBC preferred stock issued to U.S. Treasury dated as of December 18, 2008	8-K	000-23377	3.1	12/23/08
4.1 *	Form of Certificate for Shares of Common Stock of IBC	SB-2	033-82246	4.1	09/15/04
4.2 *	Warrant issued to U.S. Treasury to purchase Common Stock	8-K	000-23377	4.1	12/23/08
4.3 *	Form of Indenture between IBC and U.S Bank National Association dated as of September 17, 2003	10-K	000-23377	4.9	03/19/04
4.4 *	Form of Indenture between IBC and U.S Bank National Association dated as of March 17, 2004	10-Q	000-23377	4.10	11/12/04
4.5 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 20, 2004	10-Q	000-23377	4.11	11/12/04
4.6 *	Form of Indenture between IBC and Wilmington Trust Company dated as of September 21, 2006	10-Q	000-23377	4.1	11/02/06
10.1 +*	Employment Agreement between IMC and Jerome Dansker dated as of July 1, 1995	S-11	033-96662	10.2	09/07/95
10.2 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of August 3, 1998	10-K	033-27404	10.1	03/31/99
10.3 +*	Employment and Supplemental Benefits Agreement between IBC and Jerome Dansker dated as of July 1, 2004	10-Q	000-23377	10.0	11/12/04
10.4 +*	Employment and Supplemental Benefits Agreement IBC and Lowell S. Dansker dated as of July 1, 2004	10-Q	000-23377	10.1	11/12/04
10.5+*	Employment Agreement between IMC and Jerome Dansker, dated as of July 1, 1995	S-11	033-96662	10.2	11/15/04
10.6 +*	Amendment to Employment Agreement between IMC and Jerome Dansker dated as of July 1, 2004	10-Q	033-27404	10.0	11/10/05
10.7 +*	Letter Agreement between IBC and Jean Dansker dated as of October 4, 2006	8-K	000-23377	99.1	10/06/06
10.8 +*	IBC Long Term Incentive Plan	S-8	333-38651	4.4	11/13/06
10.9+*	Amendment to Employment Agreement between IBC and Lowell Dansker dated as of June 21, 2007	8-K	000-23377	10.1	06/25/07
10.10 *	Securities purchase agreement letter between IBC and U.S. Treasury dated as of December 23, 2008	8-K	000-23377	10.1	12/23/08
10.11 *	Form of waiver dated as of December 23, 2008	8-K	000-23377	10.2	12/23/08
10.12+	Form of Employment Agreement between INB and certain executive officers	10-K	000-23377	10.13	03/02/10
10.13+ *	Form of Non-Qualified Option Agreement	10-K	000-23377	10.11	03/02/10
10.14 *	Asset Purchase Agreement, dated May 25, 2010, by and among INB, IMC and VFC Partners 4 LLC.	8-K	000-23377	10.1	05/27/10
10.15 *	Investment Agreement, dated May 25, 2010, by and among IBC, Varde Investment Partners, L.P. and FC Highway 6 Holdings LLC.	8-K	000-23377	10.2	05/27/10
10.16 *	Registration Rights Agreement, dated May 25, 2010, by and among IBC, Varde Investment Partners, L.P. and FC Highway 6 LLC.	8-K	000-23377	10.2	05/27/10
10.17 *	Letter Agreement, dated May 25, 2010, between INB and VFI Partners 4 LLC.	8-K	000-23377	10.2	05/27/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.18 *	Agreement to Convert, dated August 25, 2010, by and among IBC, Lowell S. Dansker, Jean Dansker and Helene Bergman.	8-K	000-23377	1.1	8/26/10
10.19*	Formal Agreement between INB and The Comptroller of the Currency	8-K	000-23377	10.1	12/10/10
10.20+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	12/15/10
10.21+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	12/15/10
10.22*	Formal Agreement between IBC and Federal Reserve Bank of New York	8-K	000-23377	10.1	01/20/11
10.23+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	01/23/12
10.24+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	01/23/12
10.25+*	Form of Restricted Stock Award Agreement (Employees)	8-K	000-23377	10.3	01/23/12
10.26+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	01/28/13
10.27+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	01/28/13
10.28+*	Form of Restricted Stock Award Agreement (Employees)	8-K	000-23377	10.3	01/28/13
12.0	Computation of ratios of earnings to fixed charges			Filed herewith
14.1 *	Code of Business Conduct	10-K	000-23377	14.1	03/28/05
14.2 *	Code of Ethics	10-K	000-23377	14.2	03/28/05
14.3 *	Procedures for Submissions Regarding Questionable Accounting, Internal Accounting Controls and Auditing Matters	10-K	000-23377	14.3	03/12/07
21.0	Subsidiaries			Filed herewith
23.0	Consent of Independent Registered Public Accounting Firm			Filed herewith
24.0	Power of Attorney (included herein on the signature page)
31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002			Filed herewith
31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002			Filed herewith
32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002			Filed herewith
99.1	Certification of the principal executive officer pursuant to Section 11 of The Emergency Economic Stabilization Act of 2008			Filed herewith
99.2	Certification of the principal financial officer pursuant to Section 11 of The Emergency Economic Stabilization Act of 2008			Filed herewith
101	The following materials from Intervest Bancshares Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **			Filed herewith

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