Form 10-Q
period 2013-03-31
INTERVEST BANCSHARES CORP
filed 2013-04-30
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

As of April 30, 2013, there were 21,921,789 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

March 31, 2013 FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: the regulatory agreement to which IBC is currently subject and any operating restrictions arising therefrom including availability of regulatory approvals or waivers;; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL and AMT carryforwards; and our ability to attract and retain key members of management. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of Part I of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At March 31, 2013	At December 31, 2012

ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$ 78,886	$ 57,641
Federal funds sold and other short-term investments	5,059	2,754

Total cash and cash equivalents	83,945	60,395
Time deposits with banks	5,370	5,170
Securities available for sale (estimated fair value of $1,005 and $1,000, respectively)	1,005	1,000
Securities held to maturity (estimated fair value of $407,608 and $442,166, respectively)	409,184	443,777
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,161	8,151
Loans receivable (net of allowance for loan losses of $28,210 and $28,103, respectively)	1,053,272	1,079,363
Accrued interest receivable	5,189	5,191
Loan fees receivable	2,877	3,108
Premises and equipment, net	3,835	3,878
Foreclosed real estate (net of valuation allowance of $5,968 and $5,339, respectively)	18,334	15,923
Deferred income tax asset	26,493	29,234
Other assets	10,122	10,602

Total assets	$1,627,787	$1,665,792

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$ 5,231	$ 5,130
Interest-bearing deposit accounts:
Checking (NOW) accounts	14,945	15,185
Savings accounts	9,685	9,601
Money market accounts	381,825	395,825
Certificate of deposit accounts	906,529	936,878

Total deposit accounts	1,318,215	1,362,619
Long-term debt - subordinated debentures (capital securities)	56,702	56,702
Accrued interest payable on long term debt	6,671	6,228
Accrued interest payable on deposits	1,596	2,379
Mortgage escrow funds payable	23,109	17,743
Official checks outstanding	3,992	7,003
Other liabilities	2,237	2,171

Total liabilities	1,412,522	1,454,845

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 issued and outstanding)	25	25
Additional paid-in-capital, preferred	24,975	24,975
Preferred stock discount	(280)	(376)
Common stock ($1.00 par value; 62,000,000 shares authorized; 21,925,089 and 21,589,589 issued and outstanding, respectively)	21,925	21,590
Additional paid-in-capital, common	87,055	85,726
Unearned compensation on restricted common stock awards	(1,952)	(715)
Retained earnings	83,517	79,722

Total stockholders’ equity	215,265	210,947

Total liabilities and stockholders’ equity	$1,627,787	$1,665,792

  See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended March 31,
($ in thousands, except per share data)	2013	2012

INTEREST AND DIVIDEND INCOME
Loans receivable	$15,153	$18,258
Securities	1,078	2,431
Other interest-earning assets	18	9

Total interest and dividend income	16,249	20,698

INTEREST EXPENSE
Deposits	6,806	10,130
Subordinated debentures - capital securities	439	467
FHLB advances and all other borrowed funds	-	143

Total interest expense	7,245	10,740

Net interest and dividend income	9,004	9,958
Credit for loan losses	(1,000)	-

Net interest and dividend income after credit for loan losses	10,004	9,958

NONINTEREST INCOME
Income from the early repayment of mortgage loans	667	955
Income from mortgage lending activities	371	207
Customer service fees	71	120
Impairment writedowns on investment securities	(366)	(157)

Total noninterest income	743	1,125

NONINTEREST EXPENSES
Salaries and employee benefits	2,204	2,057
Occupancy and equipment, net	516	521
Data processing	91	103
Professional fees and services	384	375
Stationery, printing, supplies, postage and delivery	61	62
FDIC insurance	505	631
General insurance	152	145
Director and committee fees	104	107
Advertising and promotion	5	3
Real estate activities (income) expense, net	(986)	460
Provision for real estate losses	629	511
All other	116	160

Total noninterest expenses	3,781	5,135

Earnings before provision for income taxes	6,966	5,948
Provision for income taxes	3,075	2,694

Net earnings	3,891	3,254
Preferred stock dividend requirements and discount amortization	(462)	(444)

Net earnings available to common stockholders	$ 3,429	$ 2,810

Basic earnings per common share	$ 0.16	$ 0.13
Diluted earnings per common share	$ 0.16	$ 0.13
Cash dividends per common share	$ -	$ -

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
	2013		2012

($ in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK

Balance at beginning and end of period	25,000	$ 25	25,000	$ 25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED

Balance at beginning and end of period		24,975		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(376)		(762)
Amortization of preferred stock discount		96		97

Balance at end of period		(280)		(665)

COMMON STOCK
Balance at beginning of period	21,589,589	21,590	21,125,289	21,125
Issuance of 330,700 and 465,400 shares of restricted stock	330,700	331	465,400	466
Issuance of 7,300 shares upon exercise of stock options	7,300	7	-	-
Forfeiture of 2,500 shares of restricted stock	(2,500)	(3)	-	-

Balance at end of period	21,925,089	21,925	21,590,689	21,591

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		85,726		84,765
Issuance of 330,700 and 465,400 shares of restricted stock		1,157		884
Issuance of 7,300 shares upon exercise of stock options		21		-
Forfeiture of 2,500 shares of restricted stock		(6)		-
Excess income tax benefit from vesting of restricted stock		145		-
Compensation expense related to grants of stock options		12		21

Balance at end of period		87,055		85,670

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(715)		(483)
Issuance of 330,700 and 465,400 shares of restricted stock		(1,488)		(1,350)
Amortization of unearned compensation to compensation expense		251		245

Balance at end of period		(1,952)		(1,588)

RETAINED EARNINGS
Balance at beginning of period		79,722		67,886
Net earnings		3,891		3,254
Preferred stock discount amortization		(96)		(97)

Balance at end of period		83,517		71,043

Total stockholders’ equity at end of period	21,950,089	$215,265	21,615,689	$201,051

Preferred stockholder’s equity	25,000	$ 24,720	25,000	$ 24,335
Common stockholders’ equity	21,925,089	190,545	21,590,689	176,716

Total stockholders’ equity at end of period	21,950,089	$215,265	21,615,689	$201,051

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
($ in thousands)	2013	2012

OPERATING ACTIVITIES
Net earnings	$ 3,891	$ 3,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85	84
(Credit) provisions for loan and real estate losses, net	(371)	511
Deferred income tax expense	2,741	2,536
Compensation expense related to grants of common stock and options	254	266
Amortization of deferred debenture offering costs	9	9
Amortization of premiums (accretion) of discounts and deferred loan fees, net	226	(30)
Impairment writedowns on investment securities	366	157
Net increase in accrued interest payable on debentures	443	471
Net (decrease) increase in official checks outstanding	(3,011)	127
Net decrease in loan fees receivable	231	272
Net change in all other assets and liabilities	174	(1,199)

Net cash provided by operating activities	5,038	6,458

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	49,330	168,929
Purchases of securities held to maturity	(15,791)	(60,141)
Purchases of securities available for sale	(5)	-
Purchases of interest-earning time deposits with banks	(200)	-
(Purchases) redemptions of FRB and FHLB stock, net	(10)	312
Repayments of loans receivable, net	24,095	7,384
Purchases of premises and equipment	(42)	(6)

Net cash provided by investing activities	57,377	116,478

FINANCING ACTIVITIES
Net decrease in deposits	(44,404)	(62,371)
Net increase in mortgage escrow funds payable	5,366	6,411
Net decrease in FHLB advances - original terms of more than 3 months	-	(7,000)
Proceeds from issuance of common stock upon exercise of options	28	-
Excess tax benefit from exercise of options and vesting of restricted stock	145	-

Net cash used in financing activities	(38,865)	(62,960)

Net increase in cash and cash equivalents	23,550	59,976
Cash and cash equivalents at beginning of period	60,395	29,863

Cash and cash equivalents at end of period	$83,945	$89,839

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 7,576	$11,577
Cash paid for income taxes	145	350
Loans transferred to foreclosed real estate	3,040	-
Preferred stock dividend requirements and amortization of related discount	462	444

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

General

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a description of our business, see note 1 to the financial statements in our 2012 Annual Report on Form 10-K (“2012 10-K”). Our accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry and are described in note 1 to the financial statements in our 2012 10-K, as updated by the information in this Form 10-Q.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements (“financial statements”) in this report have not been audited except for information derived from our audited 2012 consolidated financial statements and notes thereto and should be read in conjunction with our 2012 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this report pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Recent Accounting Standards Update

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which, among other things, gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. We adopted this ASU on January 1, 2013, and since we do not have intangible assets, it had no impact on our financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limits the scope of the new balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. We adopted this ASU on February 1, 2013 and it had no impact on our financial statements.

In February 2013, the FASB Issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. We adopted this ASU on March 1, 2013 and it had no impact on our financial statements.

In February 2013, the FASB Issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU effective January 1, 2014. Upon adoption, we do not expect this ASU to impact our financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2- Securities Held to Maturity and Available for Sale

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity

At March 31, 2013
U.S. government agencies (1)	152	$327,339	$916	$ 246	$328,009	0.86%	2.0 Yrs	4.4 Yrs
Residential mortgage-backed (2)	49	78,020	543	81	78,482	1.84%	3.8 Yrs	17.0 Yrs
State and municipal	1	533	3	-	536	1.25%	4.0 Yrs	4.0 Yrs
Corporate (3)	8	3,292	-	2,711	581	2.04%	20.0 Yrs	20.6 Yrs

	210	$409,184	$1,462	$3,038	$407,608	1.06%	2.4Yrs	6.9 Yrs

At December 31, 2012
U.S. government agencies (1)	165	$355,244	$1,109	$ 233	$356,120	0.87%	1.6 Yrs	4.6 Yrs
Residential mortgage-backed (2)	48	84,279	651	72	84,858	1.76%	3.3 Yrs	17.3 Yrs
State and municipal	1	533	-	3	530	1.25%	4.2 Yrs	4.3 Yrs
Corporate (3)	8	3,721	-	3,063	658	2.11%	20.3 Yrs	20.9 Yrs

	222	$443,777	$1,760	$3,371	$442,166	1.05%	2.0 Yrs	7.1 Yrs

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

(2)

At March 31, 2013, consist of $17.4 million of Government National Mortgage Association (GNMA) pass-through certificates, $37.3 million of FNMA participation certificates and $23.3 million of FHLMC participation certificates. At December 31, 2012, consist of $18.7 million of GNMA pass-through certificates, $40.0 million of FNMA participation certificates and $25.6 million of FHLMC participation certificates. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments.

(3)

Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at March 31, 2013 and December 31, 2012 is reported net of other than temporary impairment charges of $4.6 million and $4.2 million, respectively.

The estimated fair values of securities held to maturity with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

At March 31, 2013
U.S. government agencies	55	$126,049	$246	$ -	$ -	$126,049	$ 246
Residential mortgage-backed	11	17,737	81	-	-	17,737	81
Corporate	8	-	-	581	2,711	581	2,711

	74	$143,786	$327	$581	$2,711	$144,367	$3,038

At December 31, 2012
U.S. government agencies	53	$129,365	$233	$ -	$ -	$ 129,365	$ 233
Residential mortgage-backed	14	24,481	72	-	-	24,481	72
State and municipal	1	530	3	-	-	530	3
Corporate	8	-	-	658	3,063	658	3,063

	76	$154,376	$308	$658	$3,063	$155,034	$3,371

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

Note 2 - Securities Held to Maturity and Available for Sale, Continued

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

INB also owns trust preferred securities that are classified as held to maturity. The investments in these debt securities represent beneficial interests in securitized financial assets that have contractual cash flows. They consist of mezzanine-class, variable-rate (indexed to 3 month libor) pooled trust preferred securities backed by debt obligations of companies in the banking industry. At the time of purchase, these securities were investment grade rated. The current estimated fair values of these securities are depressed due to various reasons, including the weak economy, the financial condition of a large number of the issuing banks, a number of issuing banks that are no longer in business and restrictions that have been or can be placed on the payment of interest by regulatory agencies, all of which have severely reduced the demand for these securities and rendered their trading market inactive. There has been an adverse change in the estimated future cash flows from these securities due to the reasons cited above such that all of these securities have been other than temporarily impaired (OTTI) to varying degrees as denoted in the table that follows.

The following table provides various information regarding trust preferred securities.

($ in thousands)			Write	Adj.	Estimated				# of			PV of
	Credit	Cost	Downs	Cost	Fair	Unrealized	% of Collateral		Banks	Discount (4)		Expected
Cusip # (1)	Rating	Basis	(2)	Basis	Value (3)	Loss	Defaulted	Deferred	in Pool	Margin Rate		Cash Flows

At March 31, 2013
74041PAEO	C	$998	$(819)	$179	$22	$ (157)	40.05%	13.98%	39	1.92%	4.32%	$ 353
74040XAD6	C+	1,004	(385)	$619	157	(462)	16.31%	9.19%	54	1.64%	4.28%	962
74040XAE4	C+	984	(363)	$621	157	(464)	16.31%	9.19%	54	1.85%	4.49%	935
74040XAE4	C+	984	(363)	$621	157	(464)	16.31%	9.19%	54	1.85%	4.49%	935
74040YAF9	C+	929	(739)	$190	31	(159)	27.57%	6.67%	58	1.88%	4.42%	759
74040YAE2	C+	948	(756)	$192	31	(161)	27.57%	6.67%	58	1.70%	4.24%	775
74041UAE9	C+	1,022	(587)	$435	13	(422)	7.82%	28.21%	64	1.36%	3.88%	740
74041UAE9	C+	1,022	(587)	$435	13	(422)	7.82%	28.21%	64	1.39%	3.90%	738

		$7,891	$(4,599)	$3,292	$581	$(2,711)						$6,197

At December 31, 2012
74041PAEO	C	$ 999	$ (797)	$ 202	$ 31	$ (171)	39.23%	13.76%	39	1.92%	4.04%	$ 348
74040XAD6	C+	1,010	(316)	694	180	(514)	16.31%	9.19%	54	1.64%	3.97%	989
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040YAF9	C	952	(718)	234	32	(202)	27.24%	13.28%	58	1.88%	4.04%	642
74040YAE2	C	972	(737)	235	32	(203)	27.24%	13.28%	58	1.70%	3.86%	655
74041UAE9	C+	1,022	(539)	483	11	(472)	7.80%	31.17%	64	1.36%	3.61%	638
74041UAE9	C+	1,023	(538)	485	12	(473)	7.80%	31.17%	64	1.39%	3.64%	636

		$7,954	$(4,233)	$3,721	$658	$(3,063)						$5,826

(1) All of these securities were on cash basis accounting because INB is currently not receiving all scheduled contractual interest payments on these securities. A large portion of the contractual cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In the first quarter of 2013, INB received payments on cusips# 74040XAD6, 74040XAE4, 74040YAF9 and 74040YAE2 totaling approximately $63,000.

(2) Writedowns are derived based on analysis of various factors and consider the difference between the book value of the security and the projected present value of the security’s cash flows as indicated per an analysis performed using guidance prescribed by GAAP.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Securities Held to Maturity and Available for Sale, Continued

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

The table below provides a cumulative roll forward of credit losses recognized on securities held to maturity for the periods indicated.

	For the Quarter Ended March 31,
($ in thousands)	2013	2012

Balance at beginning of period	$4,233	$3,651
Additional credit losses on debt securities for which OTTI was previously recognized	366	157

Balance at end of period	$4,599	$3,808

The following is a summary of the carrying value (amortized cost) and fair value of securities held to maturity as of March 31, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The table below does not consider the effects of possible prepayments or unscheduled repayments.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield

Due in one year or less	$ 8,775	$8,840	1.15%
Due after one year through five years	217,012	217,710	0.77
Due after five years through ten years	114,196	114,148	1.07
Due after ten years	69,201	66,910	1.96

	$409,184	$407,608	1.06%

At March 31, 2013 and December 31, 2012, securities available for sale amounted to approximately $1.0 million, which also approximated estimated fair value, and represented approximately 90,250 shares owned at March 31, 2013 in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At March 31, 2013		At December 31, 2012
($ in thousands)	# of Loans	Amount	# of Loans	Amount

Loans Secured By Real Estate:
Commercial loans	369	$ 811,464	376	$ 852,213
Multifamily loans	143	204,831	142	208,699
One to four family loans	18	60,869	13	41,676
Land loans	5	6,418	7	7,167

	535	1,083,582	538	1,109,755

All Other Loans:
Business loans	18	1,028	18	949
Consumer loans	14	425	12	359

	32	1,453	30	1,308

Loans receivable, gross	567	1,085,035	568	1,111,063
Deferred loan fees		(3,553)		(3,597)

Loans receivable, net of deferred fees		1,081,482		1,107,466
Allowance for loan losses		(28,210)		(28,103)

Loans receivable, net		$1,053,272		$1,079,363

At March 31, 2013 and December 31, 2012, there were $40.9 million and $45.9 million of loans, respectively, on nonaccrual status, and $13.9 million and $20.1 million of loans, respectively, classified as accruing TDRs. These loans represented all of our impaired loans as of those dates.

At March 31, 2013, there were two loans totaling $5.9 million, compared to two loans totaling $4.4 million at December 31, 2012, that were 90 days past due and still accruing interest. This category normally consists of loans that have matured and were in the process of being extended, and the borrowers were making monthly payments.

The recorded investment, corresponding specific impairment valuation allowance and unpaid principal balance of our impaired loans at the dates indicated are summarized follows:

	Recorded Investment (1) by State							Specific (2)	Total (3)
								Valuation	Unpaid	# of
($ in thousands)	NY	FL	NJ	CT	OH	SD	Total	Allowance	Principal	Loans
At March 31, 2013
Commercial real estate:
Retail	$8,345	$ 9,005	$ -	$4,465	$1,000	$ -	$22,815	$2,879	$28,568	6
Office Building	-	15,296	874	-	-	-	16,170	603	16,921	3
Mixed Use	3,023	-	500	-	-	-	3,523	679	3,812	2
Multifamily	-	10,038	-	-	-	-	10,038	1,138	11,383	5
Land	227	-	-	-	-	2,063	2,290	507	2,290	2
Totals	$11,595	$34,339	$1,374	$4,465	$1,000	$2,063	$54,836	$5,806	$62,974	18
At December 31, 2012
Commercial real estate:
Retail	$11,837	$ 9,005	$ -	$ -	$1,000	$ -	$21,842	$1,966	$27,596	6
Office Building	-	17,988	883	-	-	-	18,871	583	19,621	3
Warehouse	950	-	-	-	-	-	950	28	950	1
Mixed Use	8,632	-	500	-	-	-	9,132	1,248	9,421	4
Multifamily	-	12,577	-	-	-	-	12,577	1,542	14,225	6
Land	515	-	-	-	-	2,086	2,601	521	2,601	3
Totals	$21,934	$39,570	$1,383	$ -	$1,000	$2,086	$65,973	$5,888	$74,414	23

(1)	Represents contractual unpaid principal less any partial principal chargeoffs and interest received and applied as a reduction of principal.

(2)	Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses. All of our impaired loans have a specific valuation allowance.

(3)	Represents contractual unpaid principal balance (for informational purposes only).

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

Other information related to our impaired loans is summarized as follows:

	For the Quarter Ended March 31,
($ in thousands)	2013	2012

Average recorded investment in nonaccrual loans	$43,705	$55,736
Total cash basis interest income recognized on nonaccrual loans	598	699

Average recorded investment in accruing TDR loans	17,853	8,364
Total interest income recognized on accruing TDR loans under modified terms	250	123

Age analysis of our loan portfolio by segment at March 31, 2013 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$ 760,913	$12,998	$ -	$ 3,853	$16,851	$ -
Multifamily	197,600	-	-	-	-	-
One to four family	60,869	-	-	-	-	-
Land	4,355	-	-	2,063	2,063	-
All other	1,453	-	-	-	-	-
Total accruing loans	1,025,190	12,998	-	5,916	18,914	-
Nonaccrual Loans (1):
Commercial real estate	30,177	3,523	-	-	3,523	33,700
Multifamily	7,231	-	-	-	-	7,231
Total nonaccrual loans	37,408	3,523	-	-	3,523	40,931
Total loans	$1,062,598	$16,521	$ -	$5,916	$22,437	$40,931
Age analysis of our loan portfolio by segment at December 31, 2012 is summarized as follows:
($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$ 799,130	$12,836	$ -	$ 4,391	$17,227	$ -
Multifamily	198,942	-	-	-	-	-
One to four family	41,676	-	-	-	-	-
Land	4,221	2,661	-	-	2,661	-
All other	1,308	-	-	-	-	-
Total accruing loans	1,045,277	15,497	-	4,391	19,888	-
Nonaccrual Loans (1):
Commercial real estate	32,701	-	-	3,155	3,155	35,856
Multifamily	7,261	-	-	2,496	2,496	9,757
Land	285	-	-	-	-	285
Total nonaccrual loans	40,247	-	-	5,651	5,651	45,898
Total loans	$1,085,524	$15,497	$ -	$10,042	$25,539	$45,898

(1)

The amount of nonaccrual loans in the current column included $32.9 million of TDRs at March 31, 2013 and $36.3 million of TDRs at December 31, 2012 for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectable.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total

At March 31, 2013
Commercial real estate	$ 744,953	$15,980	$50,531	$ 811,464
Multifamily	192,413	2,380	10,038	204,831
One to four family	60,869	-	-	60,869
Land	4,128	-	2,290	6,418
All other	1,453	-	-	1,453

Total loans	$1,003,816	$18,360	$62,859	$1,085,035

Allocation of allowance for loan losses	$ 20,882	$ 423	$ 6,906	$ 28,210

At December 31, 2012
Commercial real estate	$ 775,136	$17,041	$60,036	$ 852,213
Multifamily	193,738	2,384	12,577	208,699
One to four family	41,676	-	-	41,676
Land	4,566	-	2,601	7,167
All other	1,308	-	-	1,308

Total loans	$1,016,424	$19,425	$75,214	$1,111,063

Allocation of allowance for loan losses	$ 20,037	$ 443	$ 7,623	$ 28,103

(1)

Substandard loans consist of $40.9 million of nonaccrual loans, $8.5 million of accruing TDRs and $13.4 million of other performing loans at March 31, 2013, compared to $45.9 million of nonaccrual loans, $20.1 million of accruing TDRs and $9.2 million of other performing loans at December 31, 2012. At March 31, 2013, we also had one accruing TDR for $5.4 million which was rated pass.

The geographic distribution of the loan portfolio by state follows:

	At March 31, 2013		At December 31, 2012
($ in thousands)	Amount	% of Total	Amount	% of Total

New York	$ 687,463	63.4%	$ 717,141	64.5%
Florida	294,948	27.2	286,619	25.8
New Jersey	18,640	1.7	26,425	2.4
Pennsylvania	9,882	0.9	10,270	0.9
North Carolina	14,360	1.3	14,256	1.3
Georgia	11,672	1.1	11,752	1.1
Connecticut	11,150	1.0	11,216	1.0
Virginia	11,675	1.1	11,758	1.1
Kentucky	7,468	0.7	7,512	0.7
South Carolina	9,565	0.9	5,853	0.5
Ohio	2,253	0.2	2,260	0.2
South Dakota	2,063	0.2	2,086	0.2
All other states	3,896	0.3	3,915	0.3

	$1,085,035	100.0%	$1,111,063	100.0%

Information regarding loans restructured during the quarter ended March 31, 2013 follows:

	Number of Loans	Recorded Investment
($ in thousands)		Pre-Modification	Post-Modification

Commercial real estate – interest rate reduced	1	$ 464	$ 464

During the quarter ended March 31, 2012, there were no loans restructured or existing TDRs returned to accrual status. During the quarter ended March 31, 2013, there was one TDR (modified within the previous 12 months) in the amount of $3.0 million that defaulted. There were no TDRs that defaulted in the quarter ended March 31, 2012.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

The distribution of TDRs by accruing versus non-accruing, by loan type and by geographic distribution follows:

($ in thousands)	At March 31, 2013	At December 31, 2012

Performing – nonaccrual status	$32,942	$36,291
Performing - accrual status	13,906	20,076
Nonperforming - nonaccrual status	3,023	-

	$49,871	$56,367

Commercial real estate	$37,543	$43,685
Multifamily	10,038	10,081
Land	2,290	2,601

	$49,871	$56,367

New York	$11,595	$18,478
Florida	34,339	33,920
New Jersey	874	883
Ohio	1,000	1,000
South Dakota	2,063	2,086

	$49,871	$56,367

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total

Quarter ended March 31, 2013
Balance at beginning of period	$19,051	$6,881	$1,120	$1,043	$ 8	$28,103
Loan chargeoffs	(115)	-	-	-	-	(115)
Loan recoveries (1)	62	677	-	483	-	1,222
Provision (credit) for loan losses	(354)	(1,941)	1,851	(556)	-	(1,000)

Balance at end of period	$18,644	$5,617	$2,971	$ 970	$ 8	$28,210

Quarter ended March 31, 2012
Balance at beginning of period	$19,156	$8,848	$332	$2,069	$10	$30,415
Loan chargeoffs	(1,430)	-	-	-	-	(1,430)
Loan recoveries	168	16	-	-	-	184
Provision (credit) for loan losses	469	(543)	65	9	-	-

Balance at end of period	$18,363	$8,321	$397	$2,078	$10	$29,169

(1) See note 14 to financial statements in this report for a discussion on recoveries.

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total

At March 31, 2013
Loans:
Individually evaluated for impairment	$ 42,508	$ 10,038	$ -	$2,290	$ -	$ 54,836
Collectively evaluated for impairment	768,956	194,793	60,869	4,128	1,453	1,030,199

Total loans	$811,464	$204,831	$60,869	$6,418	$1,453	$1,085,035

Allowance for loan losses:
Individually evaluated for impairment (1)	$ 4,161	$ 1,138	$ -	$ 507	$ -	$ 5,806
Collectively evaluated for impairment	14,483	4,479	2,971	463	8	22,404

Total allowance for loan losses	$ 18,644	$ 5,617	$ 2,971	$970	$ 8	$ 28,210

At December 31, 2012
Loans:
Individually evaluated for impairment	$ 50,795	$ 12,577	$ -	$2,601	$ -	$ 65,973
Collectively evaluated for impairment	801,418	196,122	41,676	4,566	1,308	1,045,090

Total loans	$852,213	$208,699	$41,676	$7,167	$1,308	$1,111,063

Allowance for loan losses:
Individually evaluated for impairment (1)	$ 3,825	$ 1,542	$ -	$ 521	$ -	$ 5,888
Collectively evaluated for impairment	15,226	5,339	1,120	522	8	22,215

Total allowance for loan losses	$ 19,051	$ 6,881	$ 1,120	$1,043	$ 8	$ 28,103

(1) See note 3 to financial statements in this report.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At March 31, 2013		At December 31, 2012
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)

Commercial real estate	3	$ 5,584	2	$ 2,790
Multifamily	3	11,750	3	12,000
Land	1	1,000	1	1,133

Real estate acquired through foreclosure	7	$18,334	6	$15,923

(1) Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2013	2012

Valuation allowance at beginning of period	$5,339	$6,037
Provision for real estate losses	629	511

Valuation allowance at end of period	$5,968	$6,548

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At March 31, 2013		At December 31, 2012
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate

Within one year	$467,841	2.89%	$519,236	2.92%
Over one to two years	218,777	2.56	181,698	2.79
Over two to three years	70,156	2.41	89,049	2.74
Over three to four years	81,705	2.99	60,119	3.02
Over four years	68,050	2.78	86,776	2.93

	$906,529	2.77%	$936,878	2.89%

CDs of $100,000 or more totaled $452 million at March 31, 2013 and $463 million at December 31, 2012 and included brokered CDs of $70 million and $78 million, respectively.

At March 31, 2013, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $232 million due within one year; $106 million due over one to two years; $30 million due over two to three years; $45 million due over three to four years; and $39 million due thereafter.

At March 31, 2013, brokered CDs had a weighted average rate of 4.89% and their remaining maturities were as follows: $33 million due within one year; $20 million due over one to two years; $4 million due over three to four years and $13 million due over four years.

Note 7 - Lines of Credit

At March 31, 2013, INB had $25 million of unsecured credit lines that were cancelable by the lender at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At March 31, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $445 million from the FHLB and FRB, if needed. There were no borrowings outstanding at March 31, 2013 or December 31, 2012.

The following is a summary of certain information regarding FHLB advances in the aggregate at or for the quarter ended March 31, 2012. There were no borrowings during the quarter ended March 31, 2013.

($ in thousands)

Balance at period end	$10,500
Maximum amount outstanding at any month end for the period	$17,500
Average outstanding balance for the period	$13,654
Weighted-average interest rate paid for the period	4.21%
Weighted-average interest rate at period end	4.24%

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At March 31, 2013			At December 31, 2012
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate

Capital Securities II - debentures due September 17, 2033	$15,464	$1,799	3.23%	$15,464	$1,661	3.26%
Capital Securities III - debentures due March 17, 2034	15,464	1,708	3.07%	15,464	1,577	3.10%
Capital Securities IV - debentures due September 20, 2034	15,464	1,485	2.68%	15,464	1,370	2.71%
Capital Securities V - debentures due December 15, 2036	10,310	1,679	1.93%	10,310	1,620	1.96%

	$56,702	$6,671		$56,702	$6,228

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.7 million at March 31, 2013. There were no issuance costs associated with Capital Securities V.

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

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures. In February 2010, as required by its primary regulator, IBC exercised its right to defer interest payments. This deferral does not constitute a default under the indentures governing the securities. At March 31, 2013, IBC had accrued and expensed a total of $6.7 million of deferred interest payments on the Junior Subordinated Debentures.

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

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Stockholders’ Equity and Preferred Dividends in Arrears

IBC is authorized to issue up to 62,300,000 shares of its capital stock, consisting of 62,000,000 shares of common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued. A total of 25,000 shares of preferred stock are designated as Series A and are owned by the U.S. Treasury (the “Treasury”). As described in greater detail note 10 to the financial statements in our 2012 10-K, in February 2010, IBC ceased the declaration and payment of dividends on its Series A preferred stock as required by IBC’s primary regulator. At March 31, 2013, preferred dividends accumulated and in arrears totaled $4.6 million.

Note 10 - Common Stock Options and Restricted Common Stock

IBC has a shareholder-approved Long Term Incentive Plan (the “Plan”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiary. The maximum number of shares of common stock that may be awarded under the Plan is 1,500,000. At March 31, 2013, 4,960 shares of common stock were available for award under the Plan. There were no grants of stock options in the first quarter of 2013 or 2012.

A summary of activity in outstanding common stock warrant/options and related information follows:

	Exercise Price Per Warrant/Option						Total	Wtd-Avg. Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55

Outstanding at December 31, 2012	691,882	116,640	120,190	68,910	38,200	42,300	1,078,122	$ 6.63
Forfeited/expired (2)	-	(300)	(300)	(200)	(400)	(600)	(1,800)	$ 6.06
Options exercised	-	-	-	(6,600)	(400)	(300)	(7,300)	$ 3.90

Outstanding at March 31, 2013	691,882	116,340	119,890	62,110	37,400	41,400	1,069,022	$ 6.65

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	100%	67%	33%	96%
Wtd-avg contractual remaining term (in years)	5.7	4.7	5.7	6.7	7.7	8.7	5.9
Intrinsic value at March 31, 2013 (4)	$318	-	-	$115	$108	$138	$679

(1)	This warrant is held by the U.S. Treasury as described in note 10 to the financial statements in our 2012 10-K.
(2)	Represent options forfeited or expired unexercised.
(3)

The $3.00 options further vest and become 100% exercisable on December 9, 2013. The $2.55 options further vest and become exercisable at the rate of 33.33% on December 8, 2013 and 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.

(4)	Intrinsic value was calculated using the closing price of the common stock on March 31, 2013 of $5.88.

A summary of selected information regarding restricted common stock awards made under the Plan during the quarters ended March 31, 2013 and 2012 follows:

($ in thousands, except per share amounts)	Stock Grant	Stock Grant

Grant date of award	1/24/13	1/19/12
Total restricted shares of stock awarded (1)	330,700	465,400
Estimated fair value per share awarded (2)	$4.50	$2.90
Total estimated fair value of award	$1,488,150	$1,349,660

Awards scheduled to vest as follows:
January 2013	-	256,800
January 2014	49,566	133,455
January 2015	170,888	75,145
January 2016	110,246	-

	330,700	465,400

(1)

For 2012, awards were as follows: a total of 175,000 shares to five executive officers (vesting in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant); a total of 240,000 shares to six non-employee directors (vesting 100% on the first anniversary of the grant); and a total of 50,400 shares to other officers and employees (vesting in three equal installments, with one third on each of the next three anniversary dates of the grant).

For 2013, awards were as follows: a total of 182,000 shares to five executive officers (vesting in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant); a total of 80,000 shares to eight non-employee directors and 68,700 shares to other officers and employees (vesting in three equal installments, with one third on each of the next three anniversary dates of the grant).

(2)	Fair value of each award was estimated as of the grant date based on the closing market price of the common stock on the grant date.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Common Stock Options and Restricted Common Stock, Continued

A summary of activity in outstanding restricted common stock follows:

	Price Per Share
	$2.35	$2.90	$4.50	Total

Outstanding at December 31, 2012	317,500	464,800	-	782,300
Shares vested and no longer restricted	-	(256,600)	-	(256,600)
Shares granted	-	-	330,700	330,700
Shares forfeited	(600)	(1,000)	(900)	(2,500)

Outstanding at March 31, 2013 (1) (2)	316,900	207,200	329,800	853,900

(1)	All outstanding shares of restricted common stock were unvested at March 31, 2013 and subject to forfeiture.

Shares issued at a price of $2.35 on December 9, 2010 will vest 100% on December 9, 2013.

Shares issued at a price of $2.90 on January 19, 2012 will vest as follows: 132,767 on January 19, 2014 and 74,433 on January 19, 2015. Shares issued at a price of $4.50 on January 24, 2013 will vest as follows: 49,267 on January 24, 2014, 170,600 on January 24, 2015 and 109,933 on January 24, 2016.

(2)

Vesting is subject to the grantee’s continued employment with us or, in the case of non-employee directors, the grantee’s continued service as our director on the vesting dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of IBC, as defined in the restricted stock agreements. The record holder of IBC’s restricted shares of common stock possesses all the rights of a holder of our common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Shares held by certain of our executive officers have further restrictions on transferability as long IBC is a participant in the TARP program.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the awards and totaled $254,000 and $266,000 for the first quarter of 2013 and 2012, respectively. Stock-based compensation expense is recorded as an expense and included in “Salaries and Employee Benefits” and a corresponding increase to our stockholders’ equity as paid in capital. At March 31, 2013, pre-tax compensation expense related to all nonvested awards of options and restricted stock not yet recognized totaled $2.0 million and such amount is expected to be recognized in the future over a weighted average period of approximately 2.4 years.

Our income taxes payable in the first quarter of 2013 was reduced by the excess income tax benefit associated with the vesting of restricted common stock awards (calculated as the difference between the fair market value of the stock at the vesting date and the fair market value of the stock on the grant date, multiplied by our effective income tax rate). The net tax benefit amounted to $145,000 and was recorded as an increase to paid-in capital. There was no such benefit recorded in the first quarter of 2012.

Note 11 - Deferred Tax Asset

At March 31, 2013 and December 31, 2012, we had a deferred tax asset totaling $26.5 million and $29.2 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) and Federal AMT credit carryforward, all of which can be applied against and reduce our future taxable income and tax liabilities. At March 31, 2013, the gross NOL amounted to approximately $9 million for Federal purposes and $40 million for state and local purposes and the Federal AMT credit carryforward amounted to $1.5 million. The NOL carryforwards expire in 2030. The AMT credit carryforward has no expiration date.

We have determined that a valuation allowance for our deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior taxable earnings history as discussed in this report and in note 14 to the financial statements in our 2012 10-K.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended March 31,
	2013	2012

Basic Earnings Per Common Share:
Net earnings available to common stockholders	$3,429,000	$2,810,000
Weighted-Average number of common shares outstanding	21,832,200	21,493,518

Basic Earnings Per Common Share	$0.16	$0.13

Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$3,429,000	$2,810,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	21,832,200	21,493,518
Potential dilutive shares resulting from exercise of warrants /options (1)	22,255	-

Total average number of common shares outstanding used for dilution	21,854,455	21,493,518

Diluted Earnings Per Common Share	$0.16	$0.13

(1)

All outstanding options/warrants to purchase shares of our common stock were considered for the Diluted EPS computations and only those that were dilutive (as determined by using the treasury stock method prescribed by GAAP) were included in the computations above. In the 2013 and 2012 periods, 928,112 and 1,085,022 of options/warrants to purchase common stock, respectively, were not dilutive because the exercise price of each was above the average market price of our common stock during these periods.

Note 13 - Off-Balance Sheet Financial Instruments

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to INB. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by INB to guarantee the performance of its customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. INB had no standby letters of credit outstanding at March 31, 2013 or December 31, 2012.

The contractual amounts of off-balance sheet financial instruments are as follows:

($ in thousands)	At March 31, 2013	At December 31, 2012

Commitments to extend credit	$12,295	$19,154
Unused lines of credit	862	854

	$13,157	$20,008

Note 14 - Contingencies

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

In the first quarter of 2013, INB entered into settlement agreements with respect to certain litigation INB had pursued in connection with foreclosure actions it had commenced in 2010 on two of its loans. INB commenced the actions to collect, in one case, insurance proceeds, which it contended had been improperly paid to various third parties, and in another case, damages due to alleged legal malpractice when the loan was originated. As a result of these settlements, INB received net proceeds totaling $2.6 million in the first quarter of 2013, which was recorded as $1.1 million of recoveries of prior loan charge offs and a $1.5 million recovery of prior real estate expenses associated with one of the loans and underlying collateral property.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Regulatory Matters and Regulatory Capital

Since January 2011, IBC has been operating under a written agreement with its primary regulator, the Federal Reserve Bank of New York (the “FRB”). From December 2010 through March 20, 2013, INB was also operating under a formal agreement with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”). Both of these agreements, including various restrictions arising therefrom, have affected our business. For a discussion of these formal agreements and restrictions, see note 19 to the financial statements in our 2012 10-K. On March 21, 2013, INB received notification from the OCC that actions taken by INB have satisfied the OCC’s regulatory directives and the Formal Agreement dated December 9, 2010 between INB and the OCC was terminated. INB is no longer subject to any regulatory agreement or to the related restrictions described in our 2012 10-K. Additionally, INB is no longer subject to heightened regulatory capital requirements that had been effect since February 2010. As of the filing date of this report, IBC remained subject to its written agreement with the FRB and the restrictions contained therein.

At March 31, 2013 and December 31, 2012, we believe that IBC and INB met all regulatory capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements from March 31, 2013.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At March 31,	At December 31,	At March 31,	At December 31,
($ in thousands)	2013	2012	2013	2012
Tier 1 capital (1)	$251,809	$244,081	$256,638	$249,465
Tier 2 capital	15,219	15,566	15,261	15,620
Total risk-based capital (2)	$267,028	$259,647	$271,899	$265,085
Net risk-weighted assets for regulatory purposes	$1,204,565	$1,232,670	$1,207,928	$1,238,024
Average assets for regulatory purposes	$1,618,958	$1,690,329	$1,624,437	$1,696,410
Total capital to risk-weighted assets	22.17%	21.06%	22.51%	21.41%
Tier 1 capital to risk-weighted assets	20.90%	19.80%	21.25%	20.15%
Tier 1 capital to average assets	15.55%	14.44%	15.80%	14.71%

(1)

IBC’s consolidated Tier 1 capital included $55 million of IBC’s outstanding qualifying trust preferred securities and $25 million of IBC’s cumulative perpetual preferred stock held by the U.S. Treasury.

(2)

See note 9 for a discussion of preferred dividends in arrears totaling $4.6 million and $4.2 million at March 31, 2013 and December 31, 2012, respectively. Dividends in arrears have not been deducted from IBC’s capital and are only recorded as reduction in capital when they have been declared and become payable.

The table that follows presents information regarding our actual capital and minimum capital requirements.

	Actual Capital		Minimum Under Prompt Corrective Action Provisions		Minimum To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement With OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

IBC Consolidated at March 31, 2013:
Total capital to risk-weighted assets (1)	$271,899	22.51%	$96,634	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets (1)	$256,638	21.25%	$48,317	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets (1)	$256,638	15.80%	$64,977	4.00%	NA	NA	NA	NA
IBC Consolidated at December 31, 2012:
Total capital to risk-weighted assets	$265,085	21.41%	$99,042	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$249,465	20.15%	$49,521	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$249,465	14.71%	$67,856	4.00%	NA	NA	NA	NA

INB at March 31, 2013:
Total capital to risk-weighted assets	$267,028	22.17%	$96,365	8.00%	$120,457	10.00%	NA	NA
Tier 1 capital to risk-weighted assets	$251,809	20.90%	$48,183	4.00%	$ 72,274	6.00%	NA	NA
Tier 1 capital to average assets	$251,809	15.55%	$64,758	4.00%	$ 80,948	5.00%	NA	NA
INB at December 31, 2012:
Total capital to risk-weighted assets	$259,647	21.06%	$98,614	8.00%	$123,267	10.00%	$147,920	12.00%
Tier 1 capital to risk-weighted assets	$244,081	19.80%	$49,307	4.00%	$ 73,960	6.00%	$123,267	10.00%
Tier 1 capital to average assets	$244,081	14.44%	$67,613	4.00%	$ 84,516	5.00%	$152,130	9.00%

(1)

Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at March 31, 2013 would have been 22.51%, 16.69% and 12.41%, respectively.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Regulatory Matters and Regulatory Capital, Continued

The table that follows presents additional information regarding our capital adequacy at March 31, 2013.

	INB Regulatory Capital			Consolidated Regulatory Capital
($ in thousands)	Actual	Required (1)	Excess	Actual	Required	Excess

Total capital to risk-weighted assets	$267,028	$120,457	$146,571	$271,899	$96,634	$175,265
Tier 1 capital to risk-weighted assets	$251,809	$ 72,274	$179,535	$256,638	$48,317	$208,321
Tier 1 capital to average assets	$251,809	$ 80,948	$170,861	$256,638	$64,977	$191,661

(1) Minimum amount required to be considered “Well-Capitalized.”

Note 16 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. At March 31, 2013 and December 31, 2012, we only had approximately $1.0 million of assets (comprised of securities available for sale using Level 1 inputs) and no liabilities that were recorded at fair value on a recurring basis. From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans, impaired investment securities and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. In accordance with GAAP, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. For level 3, valuations are generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of discounted cash flow models. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. See note 20 to the financial statements in our 2012 10-K for a further discussion of valuation levels 1 and 2. All of our assets measured at fair value on a nonrecurring basis use level 3 inputs.

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At March 31, 2013	At December 31, 2012

($ in thousands)	Level 3	Level 3

Impaired loans (1):
Commercial real estate	$42,508	$50,795
Multifamily	10,038	12,577
Land	2,290	2,601

Total impaired loans	54,836	65,973
Impaired securities (2)	3,292	3,721
Real estate acquired through foreclosure	18,334	15,923

			Total Losses (Gains) (3)
	Accumulated Losses on Outstanding Balance at		Quarter Ended March 31,
($ in thousands)	March 31, 2013	December 31, 2012	2013	2012
Impaired loans:
Commercial real estate	$10,196	$ 9,979	$ 389	$ 652
Multifamily	2,421	3,092	(423)	(438)
Land	507	521	(14)	-
Total impaired loans	13,124	13,592	(48)	214
Impaired securities	4,599	4,233	366	157
Foreclosed real estate	5,968	5,339	629	511

(1)

Comprised of all nonaccrual loans and accruing TDRs. Outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See note 4 to the financial statements in this report.

(2)	Comprised of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 2 to the financial statements in this report.

(3)

Represents total losses recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance, while the losses for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any gains or losses from the transfer/sale of the properties during the period. The losses on investment securities represent OTTI charges recorded as a component of noninterest income as described in note 2 to the financial statements in this report.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Fair Value Measurements, Continued

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the periods indicated.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate

Quarter Ended March 31, 2013
Balance at beginning of period	$3,721	$65,973	$15,923
Net new impaired loans	-	1,485	-
Other than temporary impairment writedowns	(366)	-	-
Impaired loans transferred to foreclosed real estate	-	(3,040)	3,040
Principal repayments/sales	(63)	(9,467)	-
Chargeoffs of impaired loans	-	(115)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(629)

Balance at end of period	$3,292	$54,836	$18,334

Quarter Ended March 31, 2012
Balance at beginning of period	$4,378	$66,269	$28,278
Net new impaired securities/loans	-	1,176	-
Other than temporary impairment writedowns	(157)	-	-
Principal repayments/sales	-	(3,827)	-
Chargeoffs of impaired loans	-	(1,430)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(511)

Balance at end of period	$4,221	$62,188	$27,767

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

The fair value estimates shown in the table that follows are made at a specific point in time based on available information. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. Fair value estimates included herein are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the fair value of assets and liabilities that are not required to be recorded or disclosed at fair value like premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. A discussion regarding the assumptions used to compute the estimated fair values disclosed in the table that follows can be found in note 20 to the financial statements in our 2012 10-K.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Fair Value Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At March 31, 2013		At December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and cash equivalents (1)	$83,945	$83,945	$60,395	$60,395
Time deposits with banks (1)	5,370	5,370	5,170	5,170
Securities available for sale, net (1)	1,005	1,005	1,000	1,000
Securities held to maturity, net (2)	409,184	407,608	443,777	442,166
FRB and FHLB stock (3)	8,161	8,161	8,151	8,151
Loans receivable, net (3)	1,053,272	1,073,330	1,079,363	1,102,333
Loan fees receivable (3)	2,877	2,345	3,108	2,547
Accrued interest receivable (3)	5,189	5,189	5,191	5,191

Total Financial Assets	$1,569,003	$1,586,953	$1,606,155	$1,626,953

Financial Liabilities:
Deposits (3)	1,318,215	1,341,883	1,362,619	1,389,629
Borrowed funds plus accrued interest payable (3)	63,373	62,883	62,930	62,448
Accrued interest payable on deposits (3)	1,596	1,596	2,379	2,379
Off-Balance Sheet Financial Instruments:
Commitments to lend (3)	415	415	386	386

Total Financial Liabilities	$1,383,599	$1,406,777	$1,428,314	$1,454,842

Net Financial Assets	$185,404	$180,176	$177,841	$172,111

   (1)   We consider these fair value measurements to be Level 1.

   (2)   We consider these fair value measurements (except for those related to our corporate security investments, which are considered Level 3) to be Level 1.

   (3)   We consider these fair value measurements to be Level 3.

Intervest Bancshares Corporation and Subsidiary

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiary (the “Company”) as of March 31, 2013 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2013, we, based on our audit, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.
HACKER, JOHNSON & SMITH P.A., P.C.
Tampa, Florida
April 30, 2013

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a discussion of our business, see note 1 to the financial statements in our 2012 Annual Report on Form 10-K (“2012 10-K”). Our business is also affected by various risk factors, which are disclosed beginning on page 28 of our 2012 10-K in Item 1A thereof and updated as needed in Item 1A of Part II of our reports on Form 10-Q. Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the accompanying financial statements in this report on Form 10-Q as well as our entire 2012 10-K.

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

Critical Accounting Policies

We consider our critical accounting policies to be those that relate to the determination of the following: our allowance for loan losses; our valuation allowance for real estate losses; other than temporary impairment assessments of our security investments; and the need for and amount of a valuation allowance for our deferred tax asset. These items are considered critical accounting estimates because each is highly susceptible to change from period to period and require us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in our consolidated financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which could negatively affect our operating results and financial condition. A detailed discussion of our critical accounting policies and the factors and estimates we use in applying them can be found under the caption “Critical Accounting Policies” on pages 44 to 48 in our 2012 10-K.

Overview

Net earnings for the first quarter of 2013 (“Q1-13”) increased to $3.4 million, or $0.16 per common share, from $2.8 million, or $0.13 per common share, for the first quarter of 2012 (“Q1-12”). The $0.6 million increase in net earnings was driven by a $1.0 million credit for loan losses and a $1.4 million decrease in net real estate expenses. These items were largely offset by a $0.9 million decrease in net interest and dividend income, a $0.4 million decrease in noninterest income, a $0.4 million increase in income tax expense and a $0.1 million increase in the provision for real estate losses.

Key points regarding the quarter’s results follow:

•

A credit for loan losses of $1.0 million was recorded in Q1-13, compared to no provision for loan losses in Q1-12. The credit was the result of $1.1 million of recoveries of prior loan charge offs (from settlements of various litigation on two foreclosure actions commenced prior to 2011).

•

Expenses, net of rental income, associated with real estate owned through foreclosure (“REO”) totaled $0.5 million in Q1-12, compared to net income of $0.9 million in Q1-13. The amount for Q1-13 included a $1.5 million recovery of real estate expenses from prior periods associated with one property (that was sold in 2008) due to the litigation settlement noted above.

•

Net interest and dividend income decreased to $9.0 million in Q1-13, from $9.9 million in Q1-12, primarily due to a planned reduction in INB’s assets. The decrease in assets contributed to a significant increase in INB’s regulatory capital ratios. The net interest margin (exclusive of loan prepayment income) improved to 2.37% in Q1-13, from 2.16% in Q1-12.

•

Noninterest income decreased to $0.7 million in Q1-13, from $1.1 million in Q1-12. The decrease was due to $0.2 million of less income from loan prepayments and other lending fees, and a $0.2 million increase in security impairment charges.

•	Income tax expense increased to $3.1 million in Q1-13, from $2.7 million in Q1-12 due to higher pre-tax income.

•	A provision for real estate losses of $0.6 million was recorded in Q1-13, compared to $0.5 million in Q1-12.

•

Operating expenses for Q1-13 totaled $4.2 million, unchanged from Q1-12 as a $0.1 million increase in salaries and benefits expense was offset by a $0.1 million decrease in FDIC insurance expense. The Company’s efficiency ratio (which measures its ability to control expenses as a percentage of revenues) continued to be favorable but increased slightly to 42% in Q1-13, from 38% in Q1-12.

•

Nonaccrual loans decreased to $41 million at March 31, 2013, from $46 million at December 31, 2012. Nonaccrual loans include certain restructured loans (“TDRs”) that are current as to payments and performing in accordance with their renegotiated terms, but are required to be reported nonaccrual based on regulatory guidance. At March 31, 2013, such loans totaled $33 million compared to $36 million at December 31, 2012. These loans were yielding 4.82% at March 31, 2013.

•

REO increased to $18.3 million at March 31, 2013, from $15.9 million at December 31, 2012, reflecting the addition of one property for $3.0 million, partially offset by $0.6 million of write-downs (recorded as a provision for real estate losses) in the carrying value of several properties.

•	New loan originations for Q1-13 increased to $62 million, from $50 million in Q1-12. Total loan repayments increased to $86 million in Q1-13, from $57 million in Q1-12.

•	Book value per common share (after subtracting preferred dividends in arrears) was $8.48 at March 31, 2013 and $8.44 at December 31, 2012.

On March 21, 2013, INB’s primary regulator, the Office of the Comptroller of the Currency, terminated its Formal Agreement with INB and INB is no longer subject to the operating restrictions required by that agreement. INB is also no longer subject to heightened regulatory capital requirements which had been in effect since February 2010. INB’s regulatory capital ratios at March 31, 2013 were as follows: Tier One Leverage - 15.55%; Tier One Risk-Based - 20.90%; and Total Risk-Based Capital - 22.17%, well above the minimum requirements to be considered a well-capitalized institution. As of March 31, 2013, IBC remained subject to its written agreement with the Federal Reserve Bank of New York (the “FRB”) and the restrictions contained therein.

The U.S. Treasury is currently conducting periodic, individual auctions of the preferred stock investments held by the Treasury as part of the Capital Purchase Program (the “TARP Securities”), including the Series A preferred stock issued by IBC. IBC is exploring opportunities to purchase its TARP Securities held by the Treasury through such auctions. In order to purchase the securities, IBC would need to first repay $6.7 million of accrued interest on its $55 million of outstanding junior subordinated debentures as well as approximately $4.6 million of dividends in arrears on its $25 million of preferred stock held by the Treasury. Both IBC and INB have received approvals from their regulators to undertake the necessary steps, including making a necessary one-time cash dividend payment from INB to IBC of $31 million, to permit IBC to participate in such auctions and make a bid to purchase its securities. IBC would use INB’s cash dividend and a large portion of its $8.5 million of available cash on hand at March 31, 2013 to fund the foregoing actions. IBC expects to make a bid in the second quarter of 2013; however, there can be no assurance that IBC’s TARP Securities will be sold in any auction or that IBC will be the successful bidder in any such auction.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

A comparison of selected balance sheet information follows:

	At March 31, 2013		At December 31, 2012
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets

Cash and cash equivalents	$ 83,945	5.2%	$ 60,395	3.6%
Securities and other investments	423,720	26.0	458,098	27.5
Loans receivable, net of deferred fees and allowance for loan losses	1,053,272	64.7	1,079,363	64.8
Foreclosed real estate, net of valuation allowance	18,334	1.1	15,923	1.0
All other assets	48,516	3.0	52,013	3.1

Total assets	$1,627,787	100.0%	$1,665,792	100.0%

Deposits	$1,318,215	81.0%	$1,362,619	81.8%
Borrowed funds and related interest payable	63,373	3.9	62,930	3.8
All other liabilities	30,934	1.9	29,296	1.7

Total liabilities	1,412,522	86.8	1,454,845	87.3
Total stockholders’ equity	215,265	13.2	210,947	12.7

Total liabilities and stockholders’ equity	$1,627,787	100.0%	$1,665,792	100.0%

General

Total assets at March 31, 2013 decreased to $1.63 billion from $1.67 billion at December 31, 2012, primarily reflecting a $34 million decrease in security and other investments and a $26 million decrease in loans, partially offset by a $24 million increase in cash and short-term investments.

Cash and Cash Equivalents

Cash and cash equivalents, which increased to $84 million at March 31, 2013 from $60 million at December 31, 2012, include interest-bearing and noninterest-bearing cash balances with banks and other short-term investments. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. A significant portion of the balance at March 31, 2013 is expected to be used for the purposes noted above under “Overview”. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity and funding commitments.

Security and Other Investments

The table below sets forth information about the composition of and changes to our security and other investments.

	Balance At Dec 31, 2012	Activity for the Period						Balance At Mar 31, 2013
($ in thousands)		Purchased	Matured or Redeemed	Called By Issuer	Principal Payments	Amortization (Premium) Discount	OTTI

Securities held to maturity:
U.S. government agencies (1)	$355,244	$14,864	$ -	$(42,561)	$ -	$(208)	$ -	$327,339
Residential MBS (2)	84,279	927	-	-	(6,706)	(480)	-	78,020
State and municipal	533	-	-	-	-	-	-	533
Corporate (3)	3,721	-	-	-	(63)	-	(366)	3,292

	443,777	15,791	-	(42,561)	(6,769)	(688)	(366)	409,184
Securities available for sale:
Mutual fund (4)	1,000	5	-	-	-	-	-	1,005
Other investments:
FRB and FHLB stock (5)	8,151	10	-	-	-	-	-	8,161
Time deposits with banks (6)	5,170	200	-	-	-	-	-	5,370

	$458,098	$16,006	$ -	$(42,561)	$(6,769)	$(688)	$(366)	$423,720

(1)

Consist of investment grade debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).

(2)	Consist of investment grade residential mortgage-backed securities issued by the Government National Mortgage Association (GNMA), FNMA and FHLMC.

(3)

Consist of non-investment grade corporate securities (consisting of variable-rate pooled trust preferred securities (or TRUPs) backed by obligations of companies in the banking industry). As discussed in greater detail in note 2 to the financial statements in this report, other than temporary impairment charges totaling $4.6 million have been recorded on these securities as of March 31, 2013.

(4)	Consists of shares owned in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

(5)

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $2.3 million, respectively, at March 31, 2013. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.5%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

(6)	At March 31, 2013, time deposits with banks had a weighted-average yield of 1.12% and remaining maturity of 2.5 years.

All of the investments in the preceding table were held by INB. Securities are classified as held to maturity (“HTM”) and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity. A large portion of the resulting proceeds from the net reduction in total investments from December 31, 2012 was used to fund deposit outflow.

At March 31, 2013, the HTM portfolio had a weighted-average yield to earliest call date of 1.06% and a weighted-average remaining expected life and contractual maturity of 2.4 years and 6.9 years, respectively. A large number of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $166 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds. At March 31, 2013, the HTM portfolio’s estimated fair value was $408 million and the portfolio had a net unrealized loss of $1.6 million. For additional information concerning the HTM portfolio, see note 2 to the financial statements in this report.

Loans Receivable, Net of Deferred Fees

Total loans receivable, net of unearned fees, amounted to $1.08 billion at March 31, 2013, a $26.0 million decrease from $1.11 billion at December 31, 2012.

The table below sets forth information regarding our loan portfolio.

	At March 31, 2013		At December 31, 2012
($ in thousands)	# of Loans	Amount	# of Loans	Amount

Loans Secured By Real Estate:
Commercial loans	369	$ 811,464	376	$ 852,213
Multifamily loans	143	204,831	142	208,699
One to four family loans	18	60,869	13	41,676
Land loans	5	6,418	7	7,167

	535	1,083,582	538	1,109,755

All Other Loans:
Business loans	18	1,028	18	949
Consumer loans	14	425	12	359

	32	1,453	30	1,308

Loans receivable	567	1,085,035	568	1,111,063
Deferred loan fees		(3,553)		(3,597)

Loans receivable, net of deferred fees		1,081,482		1,107,466
Allowance for loan losses		(28,210)		(28,103)

Loans receivable, net		$1,053,272		$1,079,363

Loans that were on nonaccrual status		$40,931		$45,898
Loans restructured and on accrual status (1)		13,906		20,076
Accruing loans contractually past due 90 days or more		5,916		4,391

(1)	One loan in the amount of $2.1 million matured and was in the process of renewal at March 31, 2013. Such loan was also included in the “Loans 90 days past due and still accruing” category.

The table below sets forth the activity in the net loan portfolio for the quarter ended March 31, 2013.

($ in thousands)

Loans receivable, net, at December 31, 2012	$1,079,363
Originations	61,627
Repayments	(85,722)
Transfers to foreclosed real estate	(3,040)
Chargeoffs	(115)
Recoveries	1,222
Net decrease in deferred loan fees	44
Net increase in allowance for loan losses	(107)

Loans receivable, net, at March 31, 2013	$1,053,272

New loan originations during the period had nearly all fixed interest rates and a weighted-average yield, term and loan-to-value ratio of 4.60%, 5.1 years and 58%, respectively. The new originations were comprised of $33.3 million of commercial real estate loans, $8.5 million of multifamily loans, $19.6 million of loans made on investor owned 1-4 family condominiums and $0.2 million of other consumer and business loans. Loans paid off during the period had a weighted-average yield of 6.14%.

Loans with fixed interest rates constituted approximately 90% of the loan portfolio at March 31, 2013. The portfolio also included loans (approximately 8% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. The entire loan portfolio had a short weighted-average remaining life of approximately 4.0 years as of March 31, 2013. See the section “Asset and Liability Management” in our 2012 10-K for a further discussion of our fixed-rate loans and their impact on our interest rate risk.

As detailed in note 3 to the financial statements in this report, the loan portfolio was also concentrated in mortgage loans secured by commercial and multifamily real estate properties located in New York and Florida. We also had loans in other states. The properties collateralizing our loans include rental cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial buildings, warehouses, parking lots/garages, mobile home parks, self-storage facilities and some vacant land.

At March 31, 2013, our real estate loans consisted of 535 loans with an aggregate principal balance of $1.08 billion and an average loan size of $2.0 million. Loans with principal balances of more than $10 million consisted of 9 loans with an aggregate principal balance of $117 million, with the largest loan being $16.6 million. Loans with principal balances of $5 million to $10 million consisted of 37 loans and aggregated to $238 million.

The table below sets forth the location of properties securing the real estate loan portfolio at March 31, 2013.

	New York		Florida		Other States		Total Loans			Impaired
($ in thousands)	#	Amount	#	Amount	#	Amount	#	Amount	%	Loans
Commercial Real Estate:
Retail:
Shopping centers. - anchored (1)	7	$21,849	8	$25,220	7	$23,075	22	$70,144	6.5%	$ 4,465
Shopping centers - grocery anchored (1)	2	17,491	-	-	2	6,624	4	24,115	2.2	-
Shopping centers - unanchored (1)	50	110,916	11	25,675	8	12,521	69	149,112	13.8	18,349
Mixed-use commercial (2)	72	151,782	6	13,955	4	4,454	82	170,191	15.7	3,523
Single tenant - credit (3)	17	16,873	5	6,136	-	-	22	23,009	2.1	-
Single tenant - noncredit (3)	30	40,248	17	19,733	18	15,960	65	75,941	7.0	-
Office buildings (4)	20	68,594	15	44,618	9	21,867	44	135,079	12.5	16,171
Industrial/warehouses (5)	14	23,835	2	2,397	1	624	17	26,856	2.5	-
Hotels (6)	10	37,606	6	30,241	-	-	16	67,847	6.3	-
Mobile home parks (7)	-	-	13	21,360	1	1,676	14	23,036	2.1	-
Mini-storage (8)	6	20,853	1	2,069	-	-	7	22,922	2.1	-
Parking lots/garages	7	23,212	-	-	-	-	7	23,212	2.1	-
Multifamily (5 or more units):
Rent regulated apartments (9)	38	60,961	-	-	-	-	38	60,961	5.6	-
Non-rent regulated apartments (9)	22	27,746	23	493	3	5,993	48	34,232	3.2	-
Garden apartments (10)	3	3,044	18	41,534	2	3,040	23	47,618	4.4	10,038
Mixed-use multifamily (2)	31	58,397	-	-	3	3,623	34	62,020	5.7	-
One to four family (11)	2	3,521	15	56,244	1	1,104	18	60,869	5.6	-
Land	1	227	3	4,128	1	2,063	5	6,418	0.6	2,290
Total real estate loans	332	$687,155	143	$293,803	60	$102,624	535	$1,083,582	100.0%	$54,836
Average loan balance		$2,070		$2,055		$1,710		$2,025
Loans with personal guarantees	181	$340,224	117	$223,335	35	$66,159	333	$629,718	58.1%
Loans on substantially vacant properties	13	$22,909	6	$23,955	35	$10,446	54	$57,310	5.3%
Loans on nonaccrual status	1	$3,023	6	$31,068	4	$6,840	11	$40,931	3.8%

(1)

Comprised predominantly of neighborhood/community strip shopping centers containing general merchandise and convenience retailers, including grocery, drug, service, personal care, repair, discount and home improvement stores. An anchored center contains one tenant, which may be either a credit or non-credit tenant, whose percentage of the property’s total income and rentable space is 50% or greater.

(2)

Comprised of properties having both residential and commercial use, usually containing retail or commercial space on the ground floor. Mixed use loans are classified as multifamily or commercial based on the greater percentage of income from residential or commercial use.

(3)

Comprised of properties occupied by a single tenant consisting mostly of restaurants, bank branches, fast food establishments, discount retailers, drugstores, convenience stores, grocery stores, as well as local retailers and service and repair businesses. The single tenants have been further segmented by those with an investment grade rating (minimum BBB rating on its publicly traded debt), or credit tenants, and those that are either non-rated or have a less than investment grade rating, or non-credit tenants.

(4)	Comprised of office building properties, normally with multiple floors with multiple tenants engaged in various businesses, including medical, administrative and legal services.

(5)

Comprised typically of commercial buildings being used for or intended to be used for the storage of goods by manufacturers, importers, exporters, wholesalers, transport businesses, etc. They are usually large buildings in industrial areas of cities and towns or villages.

(6)

Hotel properties in Florida are comprised of flagged hotels located in Orlando, Miami Beach, Clearwater and Tampa areas, with room counts ranging from 50 to over 200 and floors ranging from 2 to 7. Hotel properties in New York are comprised predominantly of single occupancy room hotels (commonly known as “SROs”) in New York City and Brooklyn, and several small non-flagged hotels/motels in Long Island.

(7)

Mobile homes are often sited in land lease communities known as mobile home parks. These communities allow home owners to rent space on which to place a home, normally consisting of single or double manufactured homes. In addition to providing space, the community can provide basic utilities and other amenities.

(8)

Mini-storage facilities, also known as self-storage, are storage space facilities leased to individuals or companies for storing various personal items or business parts or inventory. Mini-storage facilities may also provide other services in addition to rentals.

(9)

Comprised of apartment buildings principally in the 5 boroughs of New York City consisting mostly of pre- and post-war walkup, elevator and loft buildings, including brownstones and townhouses, further segmented by those subject to rent regulations (rent control and rent stabilization).

(10)

Comprised of garden style apartments, which refer to a large development of small apartment buildings two to four stories tall where there are no internal hallways, although adjacent apartments may share a wall. Entrance to the apartments is from a common stairwell or patio, and the buildings are typically surrounded by outdoor landscaping or patios.

(11)

Comprised nearly all of investor-owned individual residential condominium dwelling units or townhouses. These loans are made primarily to investors who purchase multiple (blocks of) units/townhouses that remain unsold after a condo conversion or the unsold units in a new development. The units are normally rented (or in the process of being rented) for an extended period of time until they can be sold as originally intended. The loans are underwritten in accordance with our multifamily underwriting policies and their risk characteristics are essentially the same as our multifamily real estate lending, and we risk weight them for regulatory capital purposes the same as substantially all of the rest of our loan portfolio, or at 100%.

The table below sets forth information regarding loans with an outstanding principal balance of more than $10 million at March 31, 2013.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate	Maturity Date	Days Past Due	Status

Shopping ctr. - unanchored	White Plains, New York	$ 16,626	4.30%	Apr 2017	None	Accrual
Hotel	Orlando, Florida	15,944	5.00%	Jan 2018	None	Accrual
Office building	New York, New York	15,546	6.00%	Aug 2013	None	Accrual (1)
Office building	Miami, Florida	14,834	5.00%	Oct 2018	None	TDR-nonaccrual (2)
Hotel	New York, New York	11,268	4.00%	Dec 2016	None	Accrual
Office building	Fort Lauderdale, Florida	11,161	6.00%	May 2016	None	Accrual
Hotel	New York, New York	10,801	6.00%	Jul 2014	None	Accrual
Mix use - commercial	New York, New York	10,367	4.50%	Jul 2022	None	Accrual
Shopping ctr. - grocery anchored	Manorville, New York	10,312	6.25%	Sep 2024	None	Accrual

		$116,859

(1)	Loan was paid off in April 2013.
(2)

Loan restructured in June 2011 and has performed in accordance with its restructured terms through March 31, 2013. Monthly payments are interest only at 5.00% through June 2013. Beginning July 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of March 31, 2013. Interest income is recognized on a cash basis.

The table below sets forth information regarding loans outstanding at March 31, 2013 by year of origination:

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding

2004 and prior	$161,472	15%	$ -	-%	$ -	-%
2005	66,080	6	9,342	14	4,245	6
2006	90,796	8	8,695	10	-	-
2007	154,655	14	35,689	23	32,289	21
2008	153,520	14	3,897	3	3,897	3
2009	99,017	9	4,496	5	-	-
2010	21,165	2	240	1	-	-
2011	57,084	5	-	-	-	-
2012	221,366	21	500	-	500	-
2013	59,880	6	-	-	-	-

	$1,085,035	100%	$62,859	6%	$40,931	4%

(1)	Does not consider those loans that have been extended or renewed since the date of original origination.

The table below sets forth information regarding the credit quality of the loan portfolio at March 31, 2013 based on internally assigned ratings (as defined in note 1 to the financial statements in our 2012 10-K).

($ in thousands)	Pass Rated Loans	Special Mention Rated Loans	Substandard Rated Loans	Total

Commercial real estate loans	$ 744,953	$15,980	$50,531	$ 811,464
Multifamily loans	192,413	2,380	10,038	204,831
One to four family loans	60,869	-	-	60,869
Land loans	4,128	-	2,290	6,418
Commercial business loans	1,028	-	-	1,028
Consumer loans	425	-	-	425

Total loans	$1,003,816	$18,360	$62,859	$1,085,035

The table below summarizes certain information on loans at March 31, 2013.

($ in thousands)	Pass Rated Loans	Substandard Rated Loans	Total

Loans on nonaccrual status	$ -	$40,931	$40,931
TDRs on accruing status	5,409	8,497	13,906
Other non-impaired accruing loans (1)	-	13,431	13,431

Total (2)	$5,409	$62,859	$68,268

(1)

Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired. One loan in the amount of $8.7 was expected to be modified in the second quarter of 2013 and become a TDR loan.

(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

The table below sets forth the scheduled principal repayments of the loan portfolio as of March 31, 2013.

($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total

Commercial real estate	$143,616	$455,895	$211,953	$811,464
Multifamily	34,332	128,500	41,999	204,831
One to four family	3,964	42,409	14,496	60,869
Land	2,290	4,128	-	6,418
Commercial business	679	61	288	1,028
Consumer	385	40	-	425

	$185,266	$631,033	$268,736	$1,085,035

For additional information concerning our loan portfolio, see note 3 to the financial statements in this report and pages 5 through 13 of our 2012 10-K.

Nonperforming Assets and Troubled Debt Restructured Loans (TDRs)

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	At March 31, 2013	At December 31, 2012

Nonaccrual loans (1):
Loans past due 90 days or more	$ -	$ 5,651
Loans past due 31-89 days	500	-
TDR loans past due 31-89 days (2)	3,023	-
Loans past due 0-30 days	4,465	3,956
TDR loans past due 0-30 days (2) (3)	32,943	36,291

Total loans on nonaccrual status	40,931	45,898
Real estate acquired through foreclosure	18,334	15,923
Investment securities on a cash basis (4)	3,292	3,721

Total assets considered nonperforming	$62,557	$65,542

TDR loans past due 90 days or more and still accruing (5)	$ 2,063	$ -
TDR loans on accruing status and 0-30 days past due (5)	11,843	20,076
Loans past due 90 days or more and still accruing (6)	3,853	4,391
Loans past due 60-89 days and still accruing	-	-
Loans past due 31-59 days and still accruing	12,998	15,497

Nonaccrual loans to total gross loans	3.77%	4.13%
Nonperforming assets to total assets	3.84%	3.93%
Allowance for loan losses to total net loans	2.61%	2.54%
Allowance for loan losses to nonaccrual loans	68.92%	61.23%

(1)

We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on all nonaccrual loans is recognized on a cash basis (or when collected) if the outstanding principal is determined to be collectible. A loan on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance. In the case of a TDR, satisfactory payment performance can be achieved either before or after the restructuring (usually for a period of no shorter than six months).

(2)

Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term and $32.9 million at March 31, 2013 were current as to payments and performing in accordance with their restructured terms, but are required to be classified nonaccrual for the reasons noted in footnote 1 above. One loan in the amount of $3.0 million was past due more than 31 days at March 31, 2013 and foreclosure proceedings had commenced.

(3)	These loans were yielding 4.82% on a weighted average basis at March 31, 2013.

(4)	See note 2 to the financial statements in this report for a discussion of these securities.

(5)

Represent modified loans as described in footnote 2 above, except that they were maintained on accrual status. At March 31, 2013, all of these loans were performing and current and they had an aggregate weighted-average yield of approximately 5.13%. One loan in the amount of $2.1 million matured and was in the process of being extended as of March 31, 2013.

(6)	The amount at March 31, 2013 consisted of one loan that matured and the borrower was making monthly loan payments. The loan was in the process of being extended as of March 31, 2013.

We have a number of nonaccrual TDR loans in the table above (which aggregated to 7 loans or $18.8 million at March 31, 2013) that have been partially charged-off (by a cumulative total of $7.8 million as of March 31, 2013). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due.

The table below summarizes the change in total loans on nonaccrual status for the quarter ended March 31, 2013.

($ in thousands)

Balance at beginning of period	$45,898
Net new additions	1,021
Principal repayments and sales	(2,833)
Chargeoffs	(115)
Transfers to foreclosed real estate	(3,040)

Balance at end of period	$40,931

The table below summarizes the change in TDRs on accrual status for the quarter ended March 31, 2013.

($ in thousands)

Balance at beginning of period	$20,076
Net new additions	464
Principal repayments and sales	(6,634)

Balance at end of period	$13,906

The table below sets forth information regarding our TDRs as of March 31, 2013.

($ in thousands)		Contractual Principal	Carrying	Interest	Principal	Maturity
Property Type	Property Location	Balance Due	Value	Rate	Amortization	Date	Notes
TDRs on nonaccrual status (1)
Office building	Verona, New Jersey	$1,623	$ 874	4.00%	Yes	Apr 2013
Retail	Hempstead, New York	3,312	3,023	3.50%	Yes	Sep 2013	(1)
Retail	West Palm, Florida	5,549	4,320	4.50%	No	Aug 2014
Retail	Lake Worth, Florida	5,452	4,685	4.50%	No	Sep 2014
Multifamily	Orlando, Florida	2,296	2,296	4.63%	Yes	Nov 2015
Multifamily	Miami, Florida	2,573	1,948	6.25%	Yes	Feb 2016	(2)
Multifamily	Miramar, Florida	3,706	2,986	4.63%	Yes	Aug 2016	(2)
Retail	Maple Heights, Ohio	4,757	1,000	4.00%	No	Apr 2017
Office building	Miami, Florida	14,834	14,834	5.00%	No	Oct 2018	(3)

		44,102	35,965	4.71%

TDRs on accrual status
Land	Rapid City, South Dakota	2,063	2,063	6.00%	Yes	Dec 2012	(4)
Multifamily	St. Pete, Florida	1,943	1,943	5.00%	Yes	May 2013
Land	Shelter Island, New York	227	227	10.25%	Yes	Jun 2013
Retail	New York, New York	5,409	5,409	4.50%	Yes	Mar 2014
Multifamily	Lake Worth, Florida	864	864	6.00%	Yes	Oct 2016
Retail	Monroe, New York	2,936	2,936	5.13%	Yes	Mar 2017
Office Building	Clearwater, Florida	464	464	5.00%	Yes	Oct 2017

		13,906	13,906	5.13%

		$58,008	$49,871	4.83%

(1)

All these TDRs, except for one in the amount of $3.0 million, were performing in accordance with their modified terms but were maintained on nonaccrual status as of March 31, 2013 in accordance with regulatory guidance. Interest income on these loans was being recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $7.8 million) and interest received and applied as a reduction of principal (totaling $0.3 million). The borrowers remain obligated to pay all contractual amounts due.

(2)	Loan was paid off in April 2013 for its approximate carrying value.
(3)

Monthly payments are interest only at 5.00% through June 2013. Beginning July 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%.

(4)	Loan was in the process of being extended at March 31, 2013.

Foreclosed Real Estate, Net of Valuation Allowance

The table below details real estate we owned through foreclosure at the dates indicated.

($ in thousands)				Net Carrying Value (1)		Last

Description of Property	City	State	Acquired	Mar 31, 2013	Dec 31, 2012	Appraised

7 story vacant office building and vacant lot	Yonkers	NY	8/09	$ 1,334	$ 1,334	Jun 2012
146 unit garden apartment complex - 75% occupied	Austell	GA	9/09	1,750	2,000	Oct 2012
39 acres of vacant land partially waterfront	Perryville	MD	4/10	1,000	1,133	Dec 2012
622 unit garden apartment complex - 70% occupied	Louisville	KY	7/10	6,685	6,685	Jun 2012
192 unit garden apartment complex - 87% occupied	Louisville	KY	7/10	3,315	3,315	Jun 2012
27,000 sq. foot industrial warehouse - 65% occupied	Sunrise	FL	9/12	1,400	1,456	Apr 2012
Two, 5 story vacant office buildings-182,000 sq. feet	Jacksonville	FL	2/13	2,850	-	Mar 2013

				$18,334	$15,923

(1)	Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure.

We review the estimated fair value of our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. All of the properties owned at March 31, 2013 were being marketed for sale.

At March 31, 2013, the total valuation allowance amounted to $5.9 million, compared to $5.3 million at December 31, 2012. During the quarter ended March 31, 2013, based on the factors described above, the real estate valuation allowance was increased by a total of $0.6 million through a charge to the provision for real estate losses.

The table below summarizes the change in foreclosed real estate for the quarter ended March 31, 2013

($ in thousands)

Balance at beginning of period	$15,923
Transfers from loan portfolio	3,040
Writedowns to carrying values subsequent to foreclosure (1)	(629)

Balance at end of period	$18,334

(1)	Recorded as an increase to the valuation allowance for real estate owned through the provision for real estate losses.

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned and its corresponding valuation allowance, see notes 3 and 5 to the financial statements in this report.

Allowance For Loan Losses

The allowance for loan losses amounted to $28.2 million at March 31, 2013, compared to $28.1 million at December 31, 2012. The allowance represented 2.61% of total loans (net of deferred fees) outstanding at March 31, 2013, compared to 2.54% at December 31, 2012. At March 31, 2013 and December 31, 2012, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $5.8 million and $5.9 million, respectively, for our impaired loans, which consist of our nonaccrual loans and accruing TDRs. The net increase in the allowance of $0.1 million was due to $1.2 million of partial recoveries of prior chargeoffs, nearly all offset by $0.1 million of chargeoffs (associated with one loan transferred to foreclosed real estate) and a credit for loan losses recorded in the amount of $1.0 million. The credit for loan losses was based on our quarterly review of the adequacy of the allowance for loan losses, which took into consideration a decrease in our total loans outstanding, recoveries of prior loan charge offs and fewer credit rating downgrades during the first quarter of 2013.

At March 31, 2013, with respect to all of our impaired loans, which totaled $54.8 million, we have obtained current appraisals of the underlying collateral as follows: 41% dated within the last 3 months; 3% dated within the last 4-6 months; 20% dated within the last 7-9 months; and 36% within the last 10-12 months. Our policy is to obtain externally prepared appraisals for impaired loans at least annually.

For additional information on the allowance for loan losses, including the factors we use in maintaining a specific valuation allowance for our impaired loans and our policy regarding loan chargeoffs, see notes 1 to the financial statements in our 2012 10-K and note 4 to the financial statements in this report.

All Other Assets

All other assets at March 31, 2013 (as denoted in the table under the caption “Comparison of Financial Condition at March 31, 2013 and December 31, 2012”) decreased to $49 million, from $52 million at December 31, 2012, primarily due to a $2.7 million decrease in our deferred tax asset resulting from the partial utilization of the asset to offset our taxable earnings (for additional information on the deferred tax asset, see note 11 to the financial statements in this report).

Deposits

Total deposits at March 31, 2013 decreased to $1.32 billion from $1.36 billion at December 31, 2012, primarily reflecting decreases of $30 million in certificate of deposit accounts (CDs) and $14 million in money market deposit accounts. At March 31, 2013, CDs totaled $907 million, and checking, savings and money market accounts aggregated to $411 million. The same categories of deposit accounts totaled $937 million and $426 million, respectively, at December 31, 2012.

CDs represented 69% of total deposits at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, CDs included $70 million and $78 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 6 to the financial statements in this report.

Borrowed Funds and Related Interest Payable

Total borrowed funds and related accrued interest payable increased to $63.4 million at March 31, 2013, from $62.9 million at December 31, 2012, due to a $0.5 million increase in accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes (TRUPs). For additional information on and discussion of borrowed funds, see notes 7 and 8 to the financial statements in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities at March 31, 2013 (as denoted in the table under the caption “Comparison of Financial Condition at March 31, 2013 and December 31, 2012”) amounted to $30.9 million, compared to $29.3 million at December 31, 2012. The increase was due to higher levels of mortgage escrow funds payable ($5.4 million), partially offset by decreases in official checks outstanding ($3.0 million) and accrued interest payable on deposits ($0.8 million).

Stockholders’ Equity

Total stockholders’ equity increased to $215.3 million at March 31, 2013 from $210.9 million at December 31, 2012, primarily due to net earnings during the period.

The following table sets forth the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Shares	Amount Per Share (2)

Common stockholders’ equity at December 31, 2012	$186,323	21,589,589	$8.63
Net earnings before preferred dividend requirements	3,891	-	0.18
Preferred dividends declared (1)	-	-	-
Amortization of preferred stock discount	(96)	-	-
Issuance of common stock from option exercises	28	7,300	3.90
Issuance of restricted common stock	-	330,700	-
Forfeiture of restricted stock	-	(2,500)	-
Compensation from stock options and restricted stock	254	-	0.01
Excess tax benefit on vested restricted stock/exercise of options	145	-	0.01
Common stockholders’ equity at March 31, 2013	$190,545	21,925,089	$8.69

Preferred stockholder’s equity at December 31, 2012	$ 24,624	25,000
Amortization of preferred stock discount	96	-
Preferred stockholder’s equity at March 31, 2013	$ 24,720	25,000

Total stockholders’ equity at March 31, 2013	$215,265

(1)

Represents dividends associated with 25,000 shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, owned by the U.S. Treasury. In February 2010, IBC suspended the declaration and payment of preferred dividends. IBC has missed 14 dividend payments as of the date of filing of this report. At March 31, 2013, the amount of preferred dividends unpaid and in arrears totaled $4.6 million. Dividends in arrears are recorded as reduction in common stockholders’ equity only when they are declared and payable.

(2)	Common book value per share, after adjusting for preferred dividends in arrears of $4.6 million, was $8.48 at March 31, 2013.

Comparison of Results of Operations for the Quarters Ended March 31, 2013 and 2012

Overview

We reported net earnings available to common stockholders for the first quarter of 2013 (“Q1-13”) of $3.4 million or $0.16 per diluted common share, compared to net earnings of $2.8 million, or $0.13 per diluted common share, for the first quarter of 2012 (“Q1-12”). The results and per share amounts for both periods were net of preferred dividend requirements related to IBC’s outstanding preferred stock held by the U.S. Treasury.

Selected information regarding our results of operations follows:

	For the Quarter Ended March 31,
($ in thousands)	2013	2012	Change
Interest and dividend income	$16,249	$20,698	$(4,449)
Interest expense	7,245	10,740	(3,495)
Net interest and dividend income	9,004	9,958	(954)
Credit for loan losses	(1,000)	-	(1,000)
Noninterest income	743	1,125	(382)
Noninterest expenses:
Provision for real estate losses	629	511	118
Real estate activities (income) expense, net	(986)	460	(1,446)
Operating expenses	4,138	4,164	(26)
Earnings before provision for income taxes	6,966	5,948	1,018
Provision for income taxes	3,075	2,694	381
Net earnings	3,891	3,254	637
Preferred dividend requirements and discount amortization (1)	462	444	18
Net earnings available to common stockholders	$ 3,429	$ 2,810	$ 619

(1)	Represents dividend requirements on cumulative preferred stock held by the U.S. Treasury and amortization of related preferred stock discount. See note 9 to the financial statements in this report.

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

Net interest and dividend income (detailed in the table that follows on the next page) decreased by $0.9 million to $9.0 million in Q1-13 from $9.9 million in Q1-12. The decrease was primarily due to a planned reduction in INB’s assets, partially offset by a higher net interest margin.

In Q1-13, total average interest-earning assets decreased by $308 million from Q1-12, reflecting decreases of $68 million in loans and $240 million in total securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $306 million and $13 million, respectively, while average stockholders’ equity increased by $14 million. The smaller balance sheet contributed to a significant increase in INB’s regulatory capital ratios, but negatively impacted total net interest and dividend income.

The net interest margin increased by 21 basis points, reflecting an 18 basis point improvement in our interest rate spread and a higher ratio of interest-earning assets to interest-bearing liabilities (from 1.09 to 1.12), or an $11 million increase in net earning assets. The improved spread was due to our steady reduction since 2010 in rates paid on our deposits and the run-off of higher-cost CDs and borrowings, largely offset by payoffs of higher yielding loans and calls of higher-yielding security investments coupled with the re-investment of a large portion of these cash inflows into new loans and securities at significantly lower market interest rates. Overall, our average cost of funds decreased by 41 basis points to 2.13% in Q1-13, from 2.54% in Q1-12, while the average yield on our earning assets decreased at a slower pace or by 23 basis points to 4.27% in Q1-13, from 4.50% in Q1-12.

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

	For the Quarter Ended
	March 31, 2013			March 31, 2012
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)

Interest-earning assets:
Commercial real estate loans	$ 830,888	$11,576	5.65%	$ 866,829	$13,687	6.35%
Multifamily loans	208,449	2,735	5.32	272,494	4,161	6.14
One to four family loans	49,700	728	5.94	12,906	196	6.11
Land loans	6,490	95	5.94	11,175	190	6.84
All other loans	1,354	19	5.69	1,926	24	5.01

Total loans (1)	1,096,881	15,153	5.62	1,165,330	18,258	6.30

U.S. government agencies securities	340,955	746	0.89	665,307	2,284	1.38
Residential mortgage-backed securities	81,312	211	1.05	83	1	1.11
State and municipal securities	533	2	1.52	-	-	-
Corporate securities (1)	3,650	-	-	4,376	16	1.47
Mutual funds and other equity securities	1,003	5	2.02	-	-	-
FRB and FHLB stock	8,158	114	5.67	9,078	130	5.76

Total securities	435,611	1,078	1.00	678,844	2,431	1.44

Other interest-earning assets	10,869	18	0.67	7,664	9	0.47

Total interest-earning assets	1,543,361	$16,249	4.27%	1,851,838	$20,698	4.50%

Noninterest-earning assets	94,704			93,292

Total assets	$ 1,638,065			$ 1,945,130

Interest-bearing liabilities:
Interest checking deposits	$14,574	$15	0.42%	$ 11,607	$ 19	0.66%
Savings deposits	9,646	7	0.29	9,247	10	0.43
Money market deposits	388,133	388	0.41	434,920	669	0.62
Certificates of deposit	913,589	6,396	2.84	1,175,890	9,432	3.23

Total deposit accounts	1,325,942	6,806	2.08	1,631,664	10,130	2.50

FHLB advances	-	-	-	13,654	143	4.21
Debentures - capital securities	56,702	439	3.14	56,702	467	3.31

Total borrowed funds	56,702	439	3.14	70,356	610	3.49

Total interest-bearing liabilities	$ 1,382,644	$7,245	2.13%	$ 1,702,020	$10,740	2.54%

Noninterest-bearing deposits	5,071			4,474
Noninterest-bearing liabilities	37,840			39,890

Total liabilities	1,425,555			1,746,384

Preferred stockholder’s equity	24,657			24,282
Common stockholders’ equity	187,853			174,464

Total stockholders’ equity	212,510			198,746

Total liabilities and stockholders’ equity	$ 1,638,065			$ 1,945,130

Net interest and dividend income/spread		$9,004	2.14%		$ 9,958	1.96%

Net interest-earning assets/margin (3)	$ 160,717		2.37%	$ 149,818		2.16%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.12			1.09

Return on average assets (2)	0.95%			0.67%
Return on average common equity (2)	8.29%			7.46%
Return on total average equity (2)	7.32%			6.55%
Noninterest expense to average assets (2) (5)	1.01%			0.86%
Efficiency ratio (4)	42%			38%
Average stockholders’ equity to average assets	12.97%			10.22%

(1)

Includes average nonaccrual loans of $43.3 million in the 2013 period versus $55.7 million in the 2012 period. Total interest income not accrued on such loans and excluded from the table totaled $78,000 in the 2013 period and $83,000 in the 2012 period. Interest income on corporate securities is also recognized on cash basis. Payments received in the 2013 period were applied as a reduction of our principal investment. See note 2 to the financial statements in this report.

(2)	Annualized.
(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.54% and 2.37% for the 2013 and 2012 period, respectively.

(4)

Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities (income) expense, net) as a percentage of net interest and dividend income plus noninterest income.

(5)	Noninterest expenses for this ratio exclude real estate activities (income) expense, net.

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

	For the Quarter Ended March 31, 2013 versus March 31, 2012
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total

Interest-earning assets:
Total loans	$(2,103)	$(1,079)	$ 77	$ (3,105)
Total securities	(833)	(909)	389	(1,353)
Total other interest-earning assets	4	4	1	9

Total interest-earning assets	(2,932)	(1,984)	467	(4,449)

Interest-bearing liabilities:
Interest checking deposits	(7)	5	(2)	(4)
Savings deposits	(3)	-	-	(3)
Money market deposits	(228)	(73)	20	(281)
Certificates of deposit	(1,146)	(2,118)	228	(3,036)

Total deposit accounts	(1,384)	(2,186)	246	(3,324)

Total borrowed funds	(168)	(144)	141	(171)

Total interest-bearing liabilities	(1,552)	(2,330)	387	(3,495)

Net change in interest and dividend income	$(1,380)	$ 346	$ 80	$ (954)

Provision for Loan Losses

A credit for loan losses of $1.0 million was recorded in Q1-13, compared to no provision for loan losses in Q1-12. The credit was the result of $1.1 million of recoveries of prior loan charge offs (from settlements of various litigation on two foreclosure actions commenced prior to 2011). See note 14 to the financial statements in this report.

We determine the need for a (credit) provision for loan losses based on our quarterly review of the adequacy of the allowance for loan losses. The decrease in our total loans outstanding, recoveries of prior loan charge offs and fewer credit rating downgrades all contributed to this assessment and resulting amounts recorded in Q1-13 and Q1-12. A more detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 44 to 47 in our 2012 10-K.

Noninterest Income

Noninterest income decreased to $0.7 million in Q1-13 from $1.1 million in Q1-12, due to a $0.2 million decrease in income from loan prepayments and other lending fees, and a $0.2 million increase in security impairment charges. Loan prepayment income consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. See note 2 to the financial statements in this report for a discussion of security impairment charges.

Noninterest Expenses

The provision for real estate losses amounted to $0.6 million in Q1-13, compared to $0.5 million Q1-12. See the section entitled “Nonperforming Assets and Troubled Debt Restructured Loans (TDRs),” for a list of all real estate owned, related information thereon and the factors we use in determining the provision for real estate losses.

In Q1-13, we had real estate activities net income of $0.9 million, compared to a net expense of $0.5 million Q1-12. The net income for Q1-13 was due to the recovery of $1.5 million of expenses incurred in prior years on one previously owned property, partially offset by expenses associated with real estate owned currently through foreclosure. See note 14 to the financial statements in this report for a discussion of the above expense recovery. Real estate activities (income) expense, net is comprised of expenditures we make for real estate taxes, insurance, utilities repairs, maintenance, legal services and other charges (net of any rental income earned from the operation of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Operating expenses for Q1-13 totaled $4.2 million, unchanged from Q1-12 as a $0.1 million increase in salaries and benefits expense was offset by a $0.1 million decrease in FDIC insurance expense. We employed 80 people as of March 31, 2013, versus 76 at March 31, 2012. Stock compensation expense in Q1-13 amounted to $254,000, compared to $266,000 in Q1-12. For additional information on our outstanding stock compensation awards, see note 10 to the financial statements in this report.

Provision for Income Taxes

We recorded a provision for income tax expense of $3.1 million (on pre-tax income of $7.0 million) in Q1-13, compared to $2.7 million (on a pre-tax income of $5.9 million) in Q1-12. Our effective income tax rate (inclusive of state and local taxes) was approximately 44% in Q1-13 and 45% in Q1-12. Nearly all of the income tax expense for both periods reflects the partial utilization of our deferred tax asset. For information on the deferred tax asset, see note 11 to the financial statements in this report.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 13 to the financial statements in this report.

Liquidity and Capital Resources

General

The following discussion serves as an update to the section entitled “Liquidity and Capital Resources,” which begins on page 64 of our 2012 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the quarter ended March 31, 2013, see the condensed consolidated statements of cash flows this report.

Intervest National Bank

On March 21, 2013, INB’s primary regulator, the OCC, terminated its Formal Agreement with INB and INB is no longer subject to the related operating restrictions that had been in effect since December 2009. As a result, effective March 21, 2013, INB is no longer required to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. INB is also no longer prohibited from accepting, renewing or rolling over brokered deposits, and is no longer subject to heightened regulatory capital requirements.

At March 31, 2013, INB had cash and short-term investments totaling $82 million and approved commitments to lend of $12 million (which excludes an additional $61 million of potential new loan commitments that were in process as of that date), most of which are anticipated to be funded over the next 12 months from cash on hand.

At March 31, 2013, total consolidated deposits amounted to $1.32 billion, consisting of certificate of deposit accounts (CDs) totaling $906 million, and checking, savings and money market accounts aggregating to $412 million. CDs represented 69% of total deposits and CDs of $100,000 or more totaled $452 million and included $70 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 1.7 years and 4.89%, respectively, at March 31, 2013, and $33 million mature by March 31, 2014. At March 31, 2013, $468 million, or 52% of total CDs (inclusive of brokered deposits), mature within one year.

In the first quarter of 2013, INB experienced net deposit outflow of $44 million, consisting of the repayment of $8 million of maturing brokered deposits and net reductions of $22 million in CDs and $14 million in total money market and checking deposit accounts. INB funded this net outflow and expects to fund future deposit outflow, if any, through a portion of the cash flows from the repayments of loans and principal repayments and calls of its security investments. INB’s current objective is to maintain its deposit rates at competitive levels in order to promote a stable deposit base that can be adjusted as needed to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio stood at 78% as of March 31, 2013.

At March 31, 2013, $181 million, or 17%, of INB’s loan portfolio (excluding nonaccrual loans) was scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, approximately $166 million of INB’s security investments could potentially be called or repaid if interest rates remain at or near current levels. Absent a need for these cash inflows, a large portion is expected to be reinvested into new loans or similar securities, with potentially lower market rates.

At March 31, 2013, INB had no borrowed funds outstanding. At March 31, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support $445 million in aggregate borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from two banks totaling $25 million. However, these two lines are cancelable by the lenders at any time.

This total borrowing capacity of $470 million at March 31, 2013 represented a decrease of $42 million from December 31, 2012, primarily due to a lower level of security investments outstanding. At March 31, 2013, INB’s secured lines of credit represented 52% of INB’s total money-market deposit accounts and all CDs maturing within one year.

As discussed in note 15 to the financial statements in this report, at March 31, 2013, INB’s regulatory capital ratios were well in excess of those required to be considered a well-capitalized institution. INB does not expect to need additional capital over the next twelve months.

INB has historically paid cash dividends to IBC to fund IBC’s debt service requirements on its outstanding debt as well as the payment of any dividends. From January 2010 through March 21, 2013, as required by the OCC, INB suspended the declaration and payment of dividends to IBC in order to preserve capital. INB is no longer prohibited from making dividend payments to IBC. As of March 31, 2013, INB’s dividend policy is to pay dividends at levels consistent with maintaining its desired liquidity and capital ratios and debt servicing obligations. Under the National Bank Act and the OCC regulations, INB’s board of directors may declare dividends to be paid out of INB’s undivided profits. No dividend may be paid by INB without the OCC’s approval if the total amount of all dividends, including the then proposed dividend, declared by INB in any calendar year exceeds INB’s total retained net income for that year, combined with its retained net income for the preceding two years. Also, INB may not declare or pay any dividends if, after making the dividend, INB would be “undercapitalized” and no dividend may be paid by INB if it is in default with respect to any deposit insurance assessment due to the FDIC. See the discussion below regarding IBC’s regulatory restrictions with respect to dividends.

Intervest Bancshares Corporation

At March 31, 2013, IBC had cash and short-term investments totaling $8.8 million, of which $8.5 million was available for use (inclusive of $6.9 million of cash on deposit with INB). At March 31, 2013, IBC had unpaid obligations consisting of accrued interest payable of $6.7 million on its outstanding debentures (TRUPs) and accumulated preferred stock dividends in arrears of $4.6 million.

As required by IBC’s primary regulator, the Federal Reserve Bank of New York (the “FRB”), since February 2010, IBC has suspended the declaration and payment of dividends on its capital stock and the payment of interest on its outstanding debt in order to preserve cash and capital so that it can be a source of strength for INB. Dividends in arrears are recorded as a reduction in common stockholders’ equity only when they are declared and payable. The regularly scheduled interest payments on the TRUPs continue to be accrued and are recorded as interest expense in our financial statements, which reduce IBC’s capital. As of March 31, 2013, IBC remained subject to the written agreement with the FRB and the restrictions contained therein, including the requirement for IBC to obtain regulatory approval to accept dividend payments from INB.

As discussed in note 15 to the financial statements in this report, IBC’s regulatory capital ratios at March 31, 2013 exceeded its current minimum requirements and IBC does not expect to need additional capital over the next twelve months.

The U.S. Treasury is currently conducting periodic, individual auctions of TARP Securities it owns, including the Series A preferred stock issued by IBC. IBC is exploring opportunities to purchase its TARP Securities held by the Treasury through such auctions. In order to purchase the securities, IBC would need to first repay $6.7 million of accrued interest on its $55 million of outstanding junior subordinated debentures as well as approximately $4.6 million of dividends in arrears on its $25 million of preferred stock held by the Treasury. Both IBC and INB have received approvals from their regulators to undertake the necessary steps, including making a necessary one-time cash dividend payment from INB to IBC of $31 million, to permit IBC to participate in such auctions and make a bid to purchase its securities. IBC would use INB’s cash dividend and a large portion of its $8.5 million of available cash on hand at March 31, 2013 to fund the foregoing actions. IBC expects to make a bid in the second quarter of 2013; however, there can be no assurance that IBC’s TARP Securities will be sold in any auction or that IBC will be the successful bidder in any such auction. For a further discussion of the TARP Securities, see note 10 to the financial statements in our 2012 10-K.

Summary

We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities. We are not aware of any trends, known demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed or that may be placed on us by our regulators (including with respect to brokered deposits, caps on deposit rates offered, payment of cash dividends and interest on debt obligations and the incurrence of new debt) that would adversely impact our liquidity and ability to raise funds (through attracting and retaining deposits or from borrowings or sales of assets) to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed.

Additional information concerning investment securities, deposits, borrowings and preferred stock, including interest rates, dividends and maturity dates thereon, can be found in notes 2, 6, 7, 8, and 9 to the financial statements in this report.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2013 due within the periods shown.

		Amounts Due In
($ in thousands)	Total	April 1 to Dec 31, 2013	2014 and 2105	2016 and 2017	2018 and Later

Deposits with stated maturities	$ 906,529	$400,281	$345,288	$145,499	$15,461
Deposits with no stated maturities	411,686	411,686	-	-	-
Subordinated debentures - capital securities	56,702	-	-	-	56,702
Mortgage escrow payable and official checks outstanding	27,101	27,101	-	-	-
Unfunded loan commitments and lines of credit (1)	13,157	13,157	-	-	-
Operating lease payments	17,052	1,096	3,125	3,010	9,821
Accrued interest payable on deposits	1,596	1,596	-	-	-
Accrued interest payable on all borrowed funds (3)	6,671	6,671	-	-	-
Death benefit payments	372	198	174	-	-
Preferred cumulative dividends (2)	313	313	-	-	-
Preferred cumulative dividends unpaid and in arrears (3)	4,565	4,565	-	-	-

	$1,445,744	$866,664	$348,587	$148,509	$81,984

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
(2)	Assumes $25 million of cumulative preferred stock will be outstanding through June 30, 2013 with a dividend rate of 5% per year.
(3)	Assumes dividends in arrears and accrued interest payable on TRUPs will be repaid by June 30, 2013.

Regulatory Capital and Other Matters

IBC and INB are subject to various regulatory capital requirements and IBC is operating under a formal agreement with its primary regulator as discussed in more detail in the section “Supervision and Regulation” in Item 1 “Business” in our 2012 10-K, in note 19 to the financial statements in our 2012 10-K, and as updated by note 15 to the financial statements in this report.

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

For a further discussion of gap analysis, including the factors that affect its computation and results, see pages 67 through 69 of our 2012 10-K. As noted in the footnotes to the gap table below, there are numerous assumptions that are made by us to compute the gap. A change in any of these assumptions would materially alter the results of the gap analysis as well as the simulation model.

As discussed in our 2012 10-K, the amount of fixed-rate loans in our loan portfolio has increased over the last several years and such loans constitute approximately 90%, or $980 million, of the loan portfolio at March 31, 2013. We also have loans (approximately 8% or $91 million) in the portfolio that have terms that call for predetermined increases in the interest rate at various times over the life of the loan. Included in our fixed-rate loans above is approximately $70 million of loans (originated mostly since the beginning of 2012) whereby the borrower has the option prior to maturity and with the payment of a specified fee, to extend the loan for a new term at an interest rate per annum equal to the greater of the old rate or a new rate based on a fixed spread (ranging from 250 to 300 basis points) over a specified index, subject to meeting our underwriting requirements. The future repricing of our loans that have predetermined rate increases or the aforementioned options may not be at the same magnitude as general changes in market rates.

The loan portfolio at March 31, 2013 also included approximately 1%, or $12 million, of floating-rate loans that have a “floor” or minimum rate that was determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan’s interest rate. Our entire loan portfolio had a short weighted-average life of approximately 4.0 years at March 31, 2013.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of March 31, 2013, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total

Loans (1)	$57,061	$153,130	$638,325	$195,588	$1,044,104
Loans - performing nonaccrual TDRs (1)	15,708	6,282	10,953	-	32,943
Securities held to maturity (2)	106,378	172,074	117,244	10,196	405,892
Securities available for sale (2)	1,005	-	-	-	1,005
Short-term investments	5,059	-	-	-	5,059
FRB and FHLB stock	2,303	-	-	5,858	8,161
Interest-earning time deposits with banks	-	200	5,170	-	5,370

Total rate-sensitive assets	$187,514	$331,686	$771,692	$211,642	$1,502,534

Deposit accounts (3):
Interest checking	$14,945	$-	$ -	$-	$14,945
Savings	9,685	-	-	-	9,685
Money market	381,825	-	-	-	381,825
Certificates of deposit	91,693	376,148	432,279	6,409	906,529

Total deposits	498,148	376,148	432,279	6,409	1,312,984

Debentures (1)	56,702	-	-	-	56,702
Accrued interest on all borrowed funds (1)	6,671	-	-	-	6,671

Total borrowed funds	63,373	-	-	-	63,373

Total rate-sensitive liabilities	$561,521	$376,148	$432,279	$6,409	$1,376,357

GAP (repricing differences)	$(374,007)	$(44,462)	$339,413	$205,233	$126,177

Cumulative GAP	$(374,007)	$(418,469)	$ (79,056)	$126,177	$126,177

Cumulative GAP to total assets	(23.0)%	(25.7)%	(4.9)%	7.8%	7.8%

Significant assumptions used in preparing the preceding gap table follow:

(1)

Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $8.0 million are also excluded from the table.

(2)

Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate is scheduled to change. A large number of the securities have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value (or $3.3 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

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

At March 31, 2013, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $418 million, or a negative 25.7% of total assets, at March 31, 2013. As a result of the negative one-year gap, the composition of our balance sheet at March 31, 2013 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table that follows summarizes the results of certain scenarios of our earnings simulation model as of March 31, 2013. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

		Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)
Next 12 months	$37,680	$37,578	$36,697	$33,537
% change		-0.27%	-2.61%	-11.00%
Next 13-24 months	$41,082	$39,621	$39,278	$37,738
% change		-3.56%	-4.39%	-8.14%
2 Year Cumulative	$78,762	$77,199	$75,975	$71,275
% change		-1.98%	-3.54%	-9.51%

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

Recent Accounting Standards

See note 1 to the financial statements in this report for a discussion of this topic.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in note 16 to the financial statements in this report. We also actively monitor and manage our interest rate risk exposure as discussed in Item 2 above under the caption “Asset and Liability Management.”

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of March 31, 2013, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2012 10-K, where such factors are discussed on pages 28 through 36. There were no material changes to the risk factors during the quarter ended March 31, 2013.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

As required by its primary regulator, the FRB, in February 2010, IBC deferred regularly scheduled interest payments on its $55 million of outstanding junior subordinated notes, relating to its trust preferred securities (or TRUPs) and suspended cash dividend payments on its $25 million of Series A Preferred Stock held by the U.S. Treasury.

The deferral of the interest payments does not constitute a default under the indenture governing the trust preferred securities. During the deferral period, interest continues to accrue at the stated coupon rate, including on the total deferred interest amount. At March 31, 2013, IBC had accrued and owing a total of $6.7 million of interest payments on the TRUPs.

Dividend requirements on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date at the rate of 5% annually through December 2013. At March 31, 2013, IBC had total accumulated and unpaid preferred stock dividends in arrears of $4.6 million.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: April 30, 2013	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2013	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiaries

Exhibit Index

The following exhibits are filed as part of this report.

Exhibit #	Exhibit Description

10.1	Form of Restricted Stock Award Agreement (Named Executive Officer) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

10.2	Form of Restricted Stock Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

10.3	Form of Restricted Stock Award Agreement (Employees) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0	The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **

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