Form 10-Q
period 2013-06-30
INTERVEST BANCSHARES CORP
filed 2013-08-01
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of July 31, 2013, there were 21,926,156 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

June 30, 2013 FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: the regulatory agreement to which IBC is currently subject and any operating restrictions arising therefrom including availability of regulatory approvals or waivers; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL and AMT carryforwards; and our ability to attract and retain key members of management. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of Part I of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q. Forward looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise forward looking information, whether as a result of new, updated information, future events, or otherwise.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At June 30, 2013	At December 31, 2012

ASSETS	(Unaudited )	(Audited)
Cash and due from banks	$ 80,369	$ 57,641
Federal funds sold and other short-term investments	6,608	2,754

Total cash and cash equivalents	86,977	60,395
Time deposits with banks	5,370	5,170
Securities available for sale (estimated fair value of $1,011 and $1,000, respectively)	1,011	1,000
Securities held to maturity (estimated fair value of $402,741 and $442,166, respectively)	410,986	443,777
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,229	8,151
Loans receivable (net of allowance for loan losses of $26,455 and $28,103, respectively)	1,029,736	1,079,363
Accrued interest receivable	4,698	5,191
Loan fees receivable	2,644	3,108
Premises and equipment, net	3,988	3,878
Foreclosed real estate (net of valuation allowance of $6,044 and $5,339, respectively)	14,869	15,923
Deferred income tax asset	23,879	29,234
Other assets	4,252	10,602

Total assets	$1,596,639	$1,665,792

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$ 5,098	$5,130
Interest-bearing deposit accounts:
Checking (NOW) accounts	23,596	15,185
Savings accounts	9,640	9,601
Money market accounts	371,553	395,825
Certificate of deposit accounts	883,288	936,878

Total deposit accounts	1,293,175	1,362,619
Long-term debt - subordinated debentures (capital securities)	56,702	56,702
Accrued interest payable on long term debt	58	6,228
Accrued interest payable on deposits	2,143	2,379
Mortgage escrow funds payable	20,248	17,743
Official checks outstanding	9,661	7,003
Other liabilities	2,877	2,171

Total liabilities	1,384,864	1,454,845

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 18,750 and 25,000 shares issued and outstanding, respectively)	19	25
Additional paid-in-capital, preferred	18,731	24,975
Preferred stock discount	(130)	(376)
Common stock ($1.00 par value; 62,000,000 shares authorized; 21,923,756 and 21,589,589 issued and outstanding, respectively)	21,924	21,590
Additional paid-in-capital, common	87,062	85,726
Unearned compensation on restricted common stock awards	(1,696)	(715)
Retained earnings	85,865	79,722

Total stockholders’ equity	211,775	210,947

Total liabilities and stockholders’ equity	$1,596,639	$1,665,792

  See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except per share data)	2013	2012	2013	2012

INTEREST AND DIVIDEND INCOME
Loans receivable	$14,591	$17,593	$29,744	$35,851
Securities	1,014	2,105	2,092	4,536
Other interest-earning assets	18	8	36	17

Total interest and dividend income	15,623	19,706	31,872	40,404

INTEREST EXPENSE
Deposits	6,612	9,430	13,418	19,560
Subordinated debentures - capital securities	436	459	875	926
FHLB advances and all other borrowed funds	-	112	-	255

Total interest expense	7,048	10,001	14,293	20,741

Net interest and dividend income	8,575	9,705	17,579	19,663
Credit for loan losses	(750)	-	(1,750)	-

Net interest and dividend income after credit for loan losses	9,325	9,705	19,329	19,663

NONINTEREST INCOME
Income from the early repayment of mortgage loans	623	1,010	1,290	1,965
Income from mortgage lending activities	286	254	657	461
Customer service fees	118	142	189	262
Impairment writedowns on investment securities	(325)	-	(691)	(157)

Total noninterest income	702	1,406	1,445	2,531

NONINTEREST EXPENSES
Salaries and employee benefits	2,109	2,092	4,313	4,149
Occupancy and equipment, net	562	522	1,078	1,043
Data processing	83	98	174	201
Professional fees and services	384	384	768	759
Stationery, printing, supplies, postage and delivery	85	60	146	122
FDIC insurance	306	604	811	1,235
General insurance	150	145	302	290
Director and committee fees	83	107	187	214
Advertising and promotion	5	4	10	7
Real estate activities (income) expense, net	(346)	479	(1,332)	939
Provision for real estate losses	76	1,397	705	1,908
All other	187	133	303	293

Total noninterest expenses	3,684	6,025	7,465	11,160

Earnings before provision for income taxes	6,343	5,086	13,309	11,034
Provision for income taxes	2,804	2,326	5,879	5,020
Net earnings	3,539	2,760	7,430	6,014
Preferred stock dividend requirements and discount amortization	(326)	(448)	(788)	(892)

Net earnings available to common stockholders	$3,213	$2,312	$6,642	$5,122

Basic earnings per common share	$0.14	$0.11	$0.30	$0.24
Diluted earnings per common share	$0.14	$0.11	$0.30	$0.24
Cash dividends per common share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six-Months Ended June 30,
	2013		2012
($ in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning of period	25,000	$25	25,000	$25
Partial redemption	(6,250)	(6)	-	-

Balance at end of period	18,750	19	25,000	25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning of period		24,975		24,975
Partial redemption		(6,244)		-

Balance at end of period		18,731		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(376)		(762)
Amortization of preferred stock discount		246		193

Balance at end of period		(130)		(569)

COMMON STOCK
Balance at beginning of period	21,589,589	21,590	21,125,289	21,125
Issuance of 330,700 and 465,400 shares of restricted stock	330,700	331	465,400	466
Issuance of 11,567 shares upon exercise of stock options	11,567	11	-	-
Forfeiture of 8,100 shares of restricted stock	(8,100)	(8)	-	-

Balance at end of period	21,923,756	21,924	21,590,689	21,591

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		85,726		84,765
Issuance of 330,700 and 465,400 shares of restricted stock		1,157		884
Issuance of 11,567 shares upon exercise of stock options		31		-
Forfeiture of 8,100 shares of restricted stock		(21)		-
Excess income tax benefit from vesting of restricted stock		145		-
Compensation expense related to grants of stock options		24		41

Balance at end of period		87,062		85,690

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(715)		(483)
Issuance of 330,700 and 465,400 shares of restricted stock		(1,488)		(1,350)
Amortization of unearned compensation to compensation expense		507		535

Balance at end of period		(1,696)		(1,298)

RETAINED EARNINGS
Balance at beginning of period		79,722		67,886
Net earnings		7,430		6,014
Cash dividend declared and paid on preferred stock		(1,228)		-
Discount from partial redemption of preferred stock		187		-
Preferred stock discount amortization		(246)		(193)

Balance at end of period		85,865		73,707

Total stockholders’ equity at end of period	21,942,506	$211,775	21,615,689	$204,121
Preferred stockholder’s equity	18,750	$18,620	25,000	$24,431
Common stockholders’ equity	21,923,756	193,155	21,590,689	179,690
Total stockholders’ equity at end of period	21,942,506	$211,775	21,615,689	$204,121

   See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2013	2012

OPERATING ACTIVITIES
Net earnings	$ 7,430	$ 6,014
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170	174
(Credit) provisions for loan and real estate losses, net	(1,045)	1,908
Deferred income tax expense	5,355	4,703
Compensation expense related to grants of common stock and options	502	576
Amortization of deferred debenture offering costs	18	18
Amortization of premiums (accretion) of discounts and deferred loan fees, net	469	62
Net gain on sales of foreclosed real estate	(718)	-
Impairment writedowns on investment securities	691	157
Net (decrease) increase in accrued interest payable on debentures	(6,170)	936
Net increase (decrease) in official checks outstanding	2,658	(2,210)
Net decrease in loan fees receivable	464	574
Net change in all other assets and liabilities	8,161	1,727
Net cash provided by operating activities	17,985	14,639

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	91,679	361,182
Purchases of securities held to maturity	(60,902)	(197,123)
Purchases of securities available for sale	(11)	-
Purchases of interest-earning time deposits with banks	(200)	-
(Purchases) redemptions of FRB and FHLB stock, net	(78)	644
Repayments of loans receivable, net of originations	51,564	24,686
Proceeds from sales of foreclosed real estate	867	-
Purchases of premises and equipment, net	(280)	(70)
Net cash provided by investing activities	82,639	189,319

FINANCING ACTIVITIES
Net decrease in deposits	(69,444)	(107,409)
Net increase in mortgage escrow funds payable	2,505	2,966
Net decrease in FHLB advances - original terms of more than 3 months	-	(7,000)
Partial redemption of preferred stock	(6,062)	-
Cash dividends paid to preferred stockholders	(1,228)	-
Proceeds from issuance of common stock upon exercise of options	42	-
Excess tax benefit from exercise of options and vesting of restricted stock	145	-
Net cash used in financing activities	(74,042)	(111,443)
Net increase in cash and cash equivalents	26,582	92,515
Cash and cash equivalents at beginning of period	60,395	29,863
Cash and cash equivalents at end of period	$86,977	$122,378

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$20,681	$20,236
Cash paid for income taxes	575	633
Loans transferred to foreclosed real estate	3,040	-
Loans originated to finance sales of foreclosed real estate	3,240	-
Preferred stock dividend requirements and amortization of related discount	788	892

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

In February 2013, the FASB Issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January 1, 2014. Upon adoption, we do not expect this ASU to impact our financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update, Continued

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact on our financial statements with respect to ASU 2013-11.

Recent Regulatory Developments

Basel III Legislation

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by INB. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for INB on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. We are currently evaluating the provisions of the final rules and their expected impact on us.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2- Securities Held to Maturity and Available for Sale

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At June 30, 2013
U.S. government agencies (1)	176	$334,885	$504	$5,632	$329,757	0.85%	3.3 Yrs	4.3 Yrs
Residential mortgage-backed (2)	51	72,646	159	958	71,847	1.86%	4.7 Yrs	16.5 Yrs
State and municipal	1	532	-	4	528	1.25%	3.7 Yrs	3.8 Yrs
Corporate (3)	8	2,923	-	2,314	609	2.01%	19.8 Yrs	20.4 Yrs
	236	$410,986	$663	$8,908	$402,741	1.04%	3.5Yrs	6.6 Yrs
At December 31, 2012
U.S. government agencies (1)	165	$355,244	$1,109	$233	$356,120	0.87%	1.6 Yrs	4.6 Yrs
Residential mortgage-backed (2)	48	84,279	651	72	84,858	1.76%	3.3 Yrs	17.3 Yrs
State and municipal	1	533	-	3	530	1.25%	4.2 Yrs	4.3 Yrs
Corporate (3)	8	3,721	-	3,063	658	2.11%	20.3 Yrs	20.9 Yrs
	222	$443,777	$1,760	$3,371	$442,166	1.05%	2.0 Yrs	7.1 Yrs

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

(2)

At June 30, 2013, consisted of $16.0 million of Government National Mortgage Association (GNMA) pass-through certificates, $35.7 million of FNMA participation certificates and $21.0 million of FHLMC participation certificates. At December 31, 2012, consisted of $18.7 million of GNMA pass-through certificates, $40.0 million of FNMA participation certificates and $25.6 million of FHLMC participation certificates. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments.

(3)

Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at June 30, 2013 and December 31, 2012 is reported net of other than temporary impairment charges of $4.9 million and $4.2 million, respectively.

The estimated fair values of securities held to maturity with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2013
U.S. government agencies	153	$283,154	$5,632	$-	$-	$283,154	$5,632
Residential mortgage-backed	42	58,403	931	1,044	27	59,447	958
State and municipal	1	528	4	-	-	528	4
Corporate	8	-	-	609	2,314	609	2,314
	204	$342,085	$6,567	$1,653	$2,341	$343,738	$8,908
At December 31, 2012
U.S. government agencies	53	$129,365	$233	$-	$-	$129,365	$233
Residential mortgage-backed	14	24,481	72	-	-	24,481	72
State and municipal	1	530	3	-	-	530	3
Corporate	8	-	-	658	3,063	658	3,063
	76	$154,376	$308	$658	$3,063	$155,034	$3,371

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

The following table provides various information regarding trust preferred securities.

($ in thousands)	Credit	Cost	Write	Adj. Cost	Estimated Fair	Unrealized	% of Collateral		# of Banks	Discount (4)		PV of Expected
Cusip # (1)	Rating	Basis	Downs (2)	Basis	Value (3)	Loss	Defaulted	Deferred	in Pool	Margin	Rate	Cash Flows
At June 30, 2013
74041PAEO	C	$998	$(837)	$161	$25	$(136)	40.10%	13.90%	39	1.92%	4.63%	$343
74040XAD6	C+	1,000	(447)	553	162	(391)	17.20%	9.80%	54	1.64%	4.60%	971
74040XAE4	C+	979	(424)	555	163	(392)	17.20%	9.80%	54	1.85%	4.81%	944
74040XAE4	C+	978	(424)	554	163	(391)	17.20%	9.80%	54	1.85%	4.81%	944
74040YAF9	C+	915	(756)	159	33	(126)	27.90%	6.80%	58	1.88%	4.74%	749
74040YAE2	C+	934	(776)	158	32	(126)	27.90%	6.80%	58	1.70%	4.56%	765
74041UAE9	C+	1,021	(630)	391	16	(375)	8.00%	29.00%	64	1.36%	4.19%	738
74041UAE9	C+	1,022	(630)	392	15	(377)	8.00%	29.00%	64	1.39%	4.22%	736
		$7,847	$(4,924)	$2,923	$609	$(2,314)						$6,190
At December 31, 2012
74041PAEO	C	$999	$(797)	$202	$31	$(171)	39.23%	13.76%	39	1.92%	4.04%	$348
74040XAD6	C+	1,010	(316)	694	180	(514)	16.31%	9.19%	54	1.64%	3.97%	989
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040YAF9	C	952	(718)	234	32	(202)	27.24%	13.28%	58	1.88%	4.04%	642
74040YAE2	C	972	(737)	235	32	(203)	27.24%	13.28%	58	1.70%	3.86%	655
74041UAE9	C+	1,022	(539)	483	11	(472)	7.80%	31.17%	64	1.36%	3.61%	638
74041UAE9	C+	1,023	(538)	485	12	(473)	7.80%	31.17%	64	1.39%	3.64%	636
		$7,954	$(4,233)	$3,721	$658	$(3,063)						$5,826

(1) All of these securities were on cash basis accounting because INB is currently not receiving all scheduled contractual interest payments on these securities. A large portion of the contractual cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no such assurance can be given as to the amount and timing of the resumption, if any. In the first half of 2013, INB received payments on cusips# 74040XAD6, 74040XAE4, 74040YAF9 and 74040YAE2 totaling approximately $107,000.

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

The table below provides a cumulative roll forward of credit losses recognized on securities held to maturity for the periods indicated.

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
Balance at beginning of period	$4,599	$3,808	$4,233	$3,651
Additional credit losses on debt securities for which OTTI was previously recognized	325	-	691	157
Balance at end of period	$4,924	$3,808	$4,924	$3,808

The following is a summary of the carrying value (amortized cost) and fair value of securities held to maturity as of June 30, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

The table below does not consider the effects of possible prepayments or unscheduled repayments.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield
Due in one year or less	$ 8,775	$ 8,818	1.15%
Due after one year through five years	232,625	230,027	0.77
Due after five years through ten years	106,723	103,985	1.05
Due after ten years	62,863	59,911	1.98
	$410,986	$402,741	1.04%

At June 30, 2013 and December 31, 2012, the carrying value of securities available for sale amounted to approximately $1.0 million, which also approximated estimated fair value. The investment represented approximately 90,700 and 90,000 shares owned at June 30, 2013 and December 31, 2012, respectively, in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At June 30, 2013		At December 31, 2012
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	372	$795,772	376	$852,213
Multifamily loans	136	197,464	142	208,699
One to four family loans	18	59,162	13	41,676
Land loans	4	5,942	7	7,167
	530	1,058,340	538	1,109,755
All Other Loans:
Business loans	19	1,157	18	949
Consumer loans	15	304	12	359
	34	1,461	30	1,308
Loans receivable, gross	564	1,059,801	568	1,111,063
Deferred loan fees		(3,610)		(3,597)
Loans receivable, net of deferred fees		1,056,191		1,107,466
Allowance for loan losses		(26,455)		(28,103)
Loans receivable, net		$1,029,736		$1,079,363

At June 30, 2013 and December 31, 2012, there were $39.1 million and $45.9 million of loans, respectively, on nonaccrual status, and $11.5 million and $20.1 million of loans, respectively, classified as accruing TDRs. These loans represented all of our impaired loans as of those dates.

At June 30, 2013, there were two loans totaling $5.3 million, compared to two loans totaling $4.4 million at December 31, 2012, that were 90 days past due and still accruing interest. This category normally consists of loans that have matured and were in the process of being extended, and the borrowers were making monthly payments.

The recorded investment, corresponding specific impairment valuation allowance and unpaid principal balance of our impaired loans at the dates indicated are summarized follows:

	(1)								(2)	(3)
	Recorded Investment by State								Specific Valuation	Total Unpaid	# of

($ in thousands)	NY	FL	NJ	GA	CT	OH	SD	Total	Allowance	Principal	Loans
At June 30, 2013
Commercial real estate:
Retail	$8,305	$9,005	$-	$-	$2,746	$1,000	$-	$21,056	$1,593	$28,497	6
Office Building	-	15,294	-	8,695	-	-	-	23,989	1,978	23,989	3
Mixed Use	-	-	500		-	-	-	500	25	500	1
Multifamily	-	3,150	-		-	-	-	3,150	598	3,150	2
Land	-	-	-		-	-	1,838	1,838	500	1,838	1
Totals	$8,305	$27,449	$500	$8,695	$2,746	$1,000	$1,838	$50,533	$4,694	$57,974	13
At December 31, 2012
Commercial Real Estate
Retail	$11,837	$9,005	$-	$-	$-	$1,000	$-	$21,842	$1,966	$27,596	6
Office Building	-	17,988	883	-	-	-	-	18,871	583	19,621	3
Warehouse	950	-	-	-	-	-	-	950	28	950	1
Mixed Use	8,632	-	500	-	-	-	-	9,132	1,248	9,421	4
Multifamily	-	12,577	-	-	-	-	-	12,577	1,542	14,225	6
Land	515	-	-	-	-	-	2,086	2,601	521	2,601	3
Totals	$21,934	$39,570	$1,383	$-	$-	$1,000	$2,086	$65,973	$5,888	$74,414	23

(1)	Represents contractual unpaid principal less any partial principal chargeoffs and interest received and applied as a reduction of principal.
(2)	Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses.
All impaired loans at the dates indicated in the table had a specific valuation allowance.
(3)	Represents contractual unpaid principal balance (shown for informational purposes only). The borrowers are obligated to pay such amounts. However the eventual collection of such amounts by us cannot be assured.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

Other information related to our impaired loans is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
Average recorded investment in nonaccrual loans	$39,733	$54,933	$41,831	$55,654
Total cash basis interest income recognized on nonaccrual loans	610	723	1,208	1,422

Average recorded investment in accruing TDR loans	13,271	10,363	15,799	9,418
Total interest income recognized on accruing TDR loans under modified terms	179	137	429	260

Age analysis of our loan portfolio by segment at June 30, 2013 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$ 748,064	$-	$ 5,643	$5,285	$10,928	$ -
Multifamily	189,753	-	5,422	-	5,422	-
One to four family	59,162	-	-	-	-	-
Land	5,942	-	-	-	-	-
All other	1,461	-	-	-	-	-
Total accruing loans	1,004,382	-	11,065	5,285	16,350	-
Nonaccrual Loans (1):
Commercial real estate	36,780	-	-	-	-	36,780
Multifamily	2,289	-	-	-	-	2,289
Total nonaccrual loans	39,069	-	-	-	-	39,069
Total loans	$1,043,451	$-	$11,065	$5,285	$16,350	$39,069

Age analysis of our loan portfolio by segment at December 31, 2012 is summarized as follows:

($ in thousands)	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$ 799,130	$12,836	$-	$ 4,391	$17,227	$ -
Multifamily	198,942	-	-	-	-	-
One to four family	41,676	-	-	-	-	-
Land	4,221	2,661	-	-	2,661	-
All other	1,308	-	-	-	-	-
Total accruing loans	1,045,277	15,497	-	4,391	19,888	-
Nonaccrual Loans (1):
Commercial real estate	32,701	-	-	3,155	3,155	35,856
Multifamily	7,261	-	-	2,496	2,496	9,757
Land	285	-	-	-	-	285
Total nonaccrual loans	40,247	-	-	5,651	5,651	45,898
Total loans	$1,085,524	$15,497	$-	$10,042	$25,539	$45,898

(1)

The amount of nonaccrual loans in the current column included $35.8 million of TDRs at June 30, 2013 and $36.3 million of TDRs at December 31, 2012 for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At June 30, 2013
Commercial real estate	$728,226	$19,693	$47,853	$ 795,772
Multifamily	191,937	2,377	3,150	197,464
One to four family	59,162	-	-	59,162
Land	4,104	-	1,838	5,942
All other	1,461	-	-	1,461
Total loans	$984,890	$22,070	$52,841	$1,059,801
Allocation of allowance for loan losses	$ 20,581	$ 527	$ 5,347	$ 26,455
At December 31, 2012
Commercial real estate	$ 775,136	$17,041	$60,036	$852,213
Multifamily	193,738	2,384	12,577	208,699
One to four family	41,676	-	-	41,676
Land	4,566	-	2,601	7,167
All other	1,308	-	-	1,308
Total loans	$1,016,424	$19,425	$75,214	$1,111,063
Allocation of allowance for loan losses	$ 20,037	$ 443	$ 7,623	$ 28,103

(1)	Substandard loans consist of $39.1 million of nonaccrual loans, $6.1 million of accruing TDRs and $7.6 million of other performing loans at June 30, 2013, compared to $45.9 million of nonaccrual loans, $20.1 million of accruing TDRs and $9.2 million of other performing loans at December 31, 2012. At June 30, 2013, we also had one accruing TDR for $5.4 million which was rated pass.

The geographic distribution of the loan portfolio by state follows:

	At June 30, 2013		At December 31, 2012
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$657,176	62.0%	$ 717,141	64.5%
Florida	298,498	28.2	286,619	25.8
New Jersey	16,158	1.5	26,425	2.4
Pennsylvania	11,707	1.1	10,270	0.9
North Carolina	14,371	1.4	14,256	1.3
Georgia	11,663	1.1	11,752	1.1
Connecticut	9,390	0.9	11,216	1.0
Virginia	11,625	1.1	11,758	1.1
Kentucky	10,666	1.0	7,512	0.7
South Carolina	10,587	1.0	5,853	0.5
Ohio	2,245	0.2	2,260	0.2
South Dakota	1,838	0.2	2,086	0.2
All other states	3,877	0.3	3,915	0.3
	$1,059,801	100.0%	$1,111,063	100.0%

Information regarding loans restructured during the six-months ended June 30, 2013 follows:

($ in thousands)	Number of Loans	Recorded Investment
		Pre-Modification	Post-Modification
Commercial real estate – interest rate reduced	2	$9,159	$9,159

Information regarding loans restructured during the six-months ended June 30, 2012 is as follows:

($ in thousands)	Number of Loans	Recorded Investment
		Pre-Modification	Post-Modification
Land – extended maturity date	2	$520	$520

During the six-months ended June 30, 2013, there was one TDR (which loan was modified within the previous 12 months) in the amount of $3.0 million that defaulted in March 2013. This loan subsequently was paid off in June 2013. During the six-months ended June 30, 2013, one TDR in the amount of $1.9 million matured. This loan was re-financed by INB and transferred to a performing non-TDR category since the borrower was no longer experiencing financial difficulties.

During the six-months ended June 30, 2012, there were no TDRs that defaulted nor TDRs transferred to a non-TDR loan category.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

The distribution of TDRs by accruing versus non-accruing, by loan type and by geographic distribution follows:

($ in thousands)	At June 30, 2013	At December 31, 2012
Performing – nonaccrual status	$35,823	$36,291
Performing - accrual status	11,464	20,076
	$47,287	$56,367
Commercial real estate	$42,299	$43,685
Multifamily	3,150	10,081
Land	1,838	2,601
	$47,287	$56,367
New York	$ 8,305	$18,478
Florida	27,449	33,920
New Jersey	-	883
Georgia	8,695	-
Ohio	1,000	1,000
South Dakota	1,838	2,086
	$47,287	$56,367

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Quarter Ended June 30, 2013
Balance at beginning of period	$18,644	$5,617	$2,971	$ 970	$ 8	$28,210
Loan chargeoffs	(1,817)	(6)	-	-	-	(1,823)
Loan recoveries (1)	818	-	-	-	-	818
Provision (credit) for loan losses	(49)	(513)	(176)	(14)	2	(750)
Balance at end of period	$17,596	$5,098	$2,795	$ 956	$10	$26,455
Quarter Ended June 30, 2012
Balance at beginning of period	$18,363	$8,321	$ 397	$2,078	$10	$29,169
Loan chargeoffs	(237)	(261)	-	-	-	(498)
Loan recoveries	152	21	-	-	-	173
Provision (credit) for loan losses	65	399	105	(569)	-	-
Balance at end of period	$18,343	$8,480	$ 502	$1,509	$10	$28,844

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Six-Months Ended June 30, 2013
Balance at beginning of period	$19,051	$6,881	$1,120	$1,043	$ 8	$28,103
Loan chargeoffs	(1,932)	(6)	-	-	-	(1,938)
Loan recoveries (1)	880	677	-	483	-	2,040
Provision (credit) for loan losses	(403)	(2,454)	1,675	(570)	2	(1,750)
Balance at end of period	$17,596	$5,098	$2,795	$ 956	$10	$26,455
Six-Months Ended June 30, 2012
Balance at beginning of period	$19,156	$8,848	$ 332	$2,069	$10	$30,415
Loan chargeoffs	(1,667)	(261)	-	-	-	(1,928)
Loan recoveries	320	37	-	-	-	357
Provision for loan losses	534	(144)	170	(560)	-	-
Balance at end of period	$18,343	$8,480	$ 502	$1,509	$10	$28,844
(1)	See note 14 to financial statements in this report for a discussion on recoveries.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Allowance for Loan Losses, Continued

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
At June 30, 2013
Loans:
Individually evaluated for impairment	$ 45,545	$3,150	$ -	$1.838	$ -	$50,533
Collectively evaluated for impairment	750,227	194,314	59,162	4,104	1,461	1,009,268
Total loans	$ 795,772	$197,464	$59,162	$5,942	$1,461	$1,059,801
Allowance for loan losses:
Individually evaluated for impairment (1)	$ 3,596	$598	$ -	$500	$ -	$4,694
Collectively evaluated for impairment	14,000	4,500	2,795	456	10	21,761
Total allowance for loan losses	$ 17,596	$5,098	$2,795	$956	$10	$26,455

At December 31, 2012
Loans:
Individually evaluated for impairment	$ 50,795	$12,577	$ -	$2,601	$ -	$65,973
Collectively evaluated for impairment	801,418	196,122	41,676	4,566	1,308	1,045,090
Total loans	$ 852,213	$208,699	$41,676	$7,167	$1,308	$1,111,063
Allowance for loan losses:
Individually evaluated for impairment (1)	$ 3,825	$1,542	$ -	$521	$ -	$5,888
Collectively evaluated for impairment	15,226	5,339	1,120	522	8	22,215
Total allowance for loan losses	$ 19,051	$6,881	$1,120	$1,043	$8	$28,103

(1) See note 3 to financial statements in this report.

Note 5 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At June 30, 2013		At December 31, 2012
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	3	$5,584	2	$2,790
Multifamily	2	8,285	3	12,000
Land	1	1,000	1	1,133
Real estate acquired through foreclosure	6	$14,869	6	$15,923

(1) Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
Valuation allowance at beginning of period	$5,968	$6,548	$5,339	$6,037
Provision for real estate losses	76	1,397	705	1,908
Valuation allowance at end of period	$6,044	$7,945	$6,044	$7,945

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At June 30, 2013		At December 31, 2012
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$449,115	2.97%	$519,236	2.92%
Over one to two years	220,499	2.39	181,698	2.79
Over two to three years	58,268	2.13	89,049	2.74
Over three to four years	94,483	2.82	60,119	3.02
Over four years	60,923	2.84	86,776	2.93
	$883,288	2.75%	$936,878	2.89%

CDs of $100,000 or more totaled $446 million at June 30, 2013 and $463 million at December 31, 2012 and included brokered CDs of $70 million and $78 million, respectively.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Deposits, Continued

At June 30, 2013, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $226 million due within one year; $108 million due over one to two years; $25 million due over two to three years; $52 million due over three to four years; and $35 million due thereafter. At June 30, 2013, brokered CDs had a weighted average rate of 4.89% and their remaining maturities were as follows: $33 million due within one year; $20 million due over one to two years; $4 million due over three to four years and $13 million due over four years.

Note 7 - Lines of Credit

At June 30, 2013, INB had $25 million of unsecured credit lines that were cancelable by the lender at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At June 30, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $442 million from the FHLB and FRB, if needed. There were no borrowings outstanding at June 30, 2013 or December 31, 2012. There were no borrowings during the first six-months of 2013.

The following is a summary of certain information regarding FHLB advances in the aggregate the 2012 periods indicated.

($ in thousands)	Quarter Ended June 30, 2012	Six-Months Ended June 30, 2012

Balance at period end	$10,500	$10,500
Maximum amount outstanding at any month end for the period	$10,500	$13,500
Average outstanding balance for the period	$10,500	$12,077
Weighted-average interest rate paid for the period	4.24%	4.25%
Weighted-average interest rate at period end	4.24%	4.24%

Note 8 - Subordinated Debentures – Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At June 30, 2013			At December 31, 2012
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate

Capital Securities II - debentures due September 17, 2033	$15,464	$19	3.22%	$15,464	$1,661	3.26%
Capital Securities III - debentures due March 17, 2034	15,464	18	3.06%	15,464	1,577	3.10%
Capital Securities IV - debentures due September 20, 2034	15,464	13	2.67%	15,464	1,370	2.71%
Capital Securities V - debentures due December 15, 2036	10,310	8	1.92%	10,310	1,620	1.96%

	$56,702	$58		$56,702	$6,228

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II to IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.7 million at June 30, 2013. There were no issuance costs associated with Capital Securities V.

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

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Subordinated Debentures – Capital Securities, Continued

Interest payments may be deferred at any time and from time to time during the term of the Junior Subordinated Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years. There is no limitation on the number of extension periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Junior Subordinated Debentures. During an interest deferral period, interest will continue to accrue on the Junior Subordinated Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Junior Subordinated Debentures. In February 2010, as required by its primary regulator, IBC exercised its right to defer interest payments as permitted under the indentures governing the securities. In June 2013, IBC, with approval from its regulator, repaid all accrued interest payments in arrears on the Junior Subordinated Debentures.

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

Note 9 - Stockholders’ Equity and Partial Redemption of Preferred Stock

IBC is authorized to issue up to 62,300,000 shares of its capital stock, consisting of 62,000,000 shares of common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued.

From December 23, 2008 through June 24, 2013 a total of 25,000 shares of preferred stock were designated as Series A (the “Preferred Stock”) and were owned by the U.S. Department of the Treasury (the “Treasury”). The Preferred Stock was issued to the Treasury by IBC in connection with IBC’s participation in the Capital Purchase Program (the “CPP”) under the Treasury’s Troubled Asset Relief Program (“TARP”), together with a ten-year warrant (the “Warrant”) to purchase 691,882 shares of IBC’s common stock at an exercise price of $5.42 per share. As described in greater detail in note 10 to the financial statements in our 2012 10-K, in February 2010, IBC ceased the declaration and payment of dividends on the Preferred Stock as required by IBC’s primary regulator.

On June 6, 2013, the Treasury announced its intent to sell its investment in IBC’s Preferred Stock, along with similar investments the Treasury had made in five other financial institutions, primarily to qualified institutional buyers and certain institutional accredited investors. IBC sought and obtained regulatory approvals allowing it to participate in the auction. Using a modified Dutch auction methodology that established a market price by allowing investors to submit bids at specified increments during the period from June 10, 2013 through June 13, 2013, the Treasury auctioned all of IBC’s 25,000 shares of Preferred Stock. IBC was the winning bidder on 6,250 shares of the Preferred Stock and the remaining 18,750 shares were purchased by unrelated third parties. The closing price of the auctioned shares was $970.00 per share. The Treasury continued to hold the Warrant as of June 30, 2013.

On June 24, 2013, IBC completed the repurchase of 6,250 shares of the Preferred Stock from the Treasury and those shares were retired. The shares were repurchased at $970.00 per share or $6.1 million, plus an additional $1.2 million in accrued and unpaid dividends through June 24, 2013, for a total of $7.3 million. At June 30, 2013, preferred dividends accumulated and in arrears on the remaining 18,750 shares of Preferred Stock outstanding totaled $3.7 million. As a result of the Treasury no longer owning any of IBC’s Preferred Stock, IBC is no longer subject to Treasury’s regulations concerning executive compensation and corporate governance. See note 17 to the financial statements in this report for discussion on the planned redemption of the remaining 18,750 shares.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Common Stock Warrant, Options and Restricted Common Stock

IBC has shareholder-approved plans, the 2006 Long Term Incentive Plan and the 2013 Equity Incentive Plan (together referred to as the “Plans”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of common stock that may be awarded under the Plans is 2,250,000. At June 30, 2013, 763,560 shares of common stock were available for award under the Plans. There were no awards of stock options in the first six months of 2013 or 2012.

A summary of activity in outstanding common stock options and related information follows:

	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total
Outstanding at December 31, 2012	691,882	116,640	120,190	68,910	38,200	42,300	1,078,122	$ 6.63
Forfeited/expired (2)	-	(600)	(600)	(500)	(1,000)	(2,100)	(4,800)	$ 5.23
Options exercised	-	-	-	(8,400)	(1,800)	(1,367)	(11,567)	$ 3.69
Outstanding at June 30, 2013	691,882	116,040	119,590	60,010	35,400	38,833	1,061,755	$ 6.67
Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	100%	67%	33%	96%
Wtd-avg contractual remaining term (in years)	5.5	4.5	5.5	6.5	7.5	8.4	5.6
Intrinsic value at June 30, 2013 (4)	$872	-	-	$160	$130	$160	$1,322

(1)	This is the warrant held by the U.S. Treasury as described in note 9 to the financial statements in this report.
(2)	Represent options forfeited or expired unexercised.
(3)

The $3.00 options further vest and become 100% exercisable on December 9, 2013. The $2.55 options further vest and become exercisable at the rate of 33.33% on December 8, 2013 and 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.

(4)	Intrinsic value was calculated using the closing price of IBC’s common stock on June 30, 2013 of $6.68.

A summary of selected information regarding restricted common stock awards made under the Plans during the six-months ended June 30, 2013 and 2012 follows:

($ in thousands, except per share amounts)	Stock Grant	Stock Grant
Grant date of award	1/24/13	1/19/12
Total restricted shares of stock awarded (1)	330,700	465,400
Estimated fair value per share awarded (2)	$4.50	$2.90
Total estimated fair value of award	$1,488,150	$1,349,660
Awards scheduled to vest as follows:
January 2013	-	256,800
January 2014	49,566	133,455
January 2015	170,888	75,145
January 2016	110,246	-
	330,700	465,400

(1)	For the 2012 period, awards were as follows: a total of 175,000 shares to five executive officers (vesting in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant); a total of 240,000 shares to six non-employee directors (vesting 100% on the first anniversary of the grant); and a total of 50,400 shares to other officers and employees (vesting in three equal installments, with one third on each of the next three anniversary dates of the grant).

For the 2013 period, awards were as follows: a total of 182,000 shares to five executive officers (vesting in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant); a total of 80,000 shares to eight non-employee directors and 68,700 shares to other officers and employees (vesting in three equal installments, with one third on each of the next three anniversary dates of the grant).

(2)	Fair value of each award was estimated as of the grant date based on the closing market price of the common stock on the grant date.

A summary of activity in outstanding restricted common stock and related information follows:

	Price Per Share
	$2.35	$2.90	$4.50	Total
Outstanding at December 31, 2012	317,500	464,800	-	782,300
Shares vested and no longer restricted	-	(256,600)	-	(256,600)
Shares granted	-	-	330,700	330,700
Shares forfeited	(1,500)	(2,400)	(4,200)	(8,100)
Outstanding at June 30, 2013 (1) (2)	316,000	205,800	326,500	848,300

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 – Common Stock Warrant, Options and Restricted Common Stock, Continued

Notes to the preceding table follow:

(1)	All outstanding shares of restricted common stock were unvested at June 30, 2013 and subject to forfeiture.

Shares issued at a price of $2.35 on December 9, 2010 will vest 100% on December 9, 2013.

Shares issued at a price of $2.90 on January 19, 2012 will vest as follows: 132,067 on January 19, 2014 and 73,733 on January 19, 2015. Shares issued at a price of $4.50 on January 24, 2013 will vest as follows: 48,167 on January 24, 2014, 169,500 on January 24, 2015 and 108,833 on January 24, 2016.

(2)

Vesting is subject to the grantee’s continued employment with us or, in the case of non-employee directors, the grantee’s continued service as our director on the vesting dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of IBC, as defined in the restricted stock agreements. The record holder of IBC’s restricted shares of common stock possesses all the rights of a holder of our common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Prior to June 24, 2013, shares held by certain of our executive officers had further restrictions on transferability due to IBC’s participation in the TARP program.

Stock-based compensation expense is recognized on a straight-line basis and is recorded in “Salaries and Employee Benefits” with a corresponding increase to stockholders’ equity as paid in capital over the vesting period of each award and is as follows: for the quarter ended June 30, 2013 and 2012, $247,000 and $310,000, respectively, and for the six-months ended June 30, 2013 and 2012, $500,000 and $576,000, respectively. At June 30, 2013, pre-tax compensation expense related to all nonvested awards of options and restricted stock not yet recognized totaled $1.7 million and such amount is expected to be recognized in the future over a weighted average period of approximately 2.2 years. Our income taxes payable in the first quarter of 2013 was reduced by the excess income tax benefit associated with the vesting of restricted common stock awards (calculated as the difference between the fair market value of the stock at the vesting date and the fair market value of the stock on the grant date, multiplied by our effective income tax rate). The net tax benefit amounted to $145,000 and was recorded as an increase to paid-in capital. There was no such benefit recorded in the second quarter of 2013 or the first six months of 2012.

Note 11 - Deferred Tax Asset

At June 30, 2013 and December 31, 2012, we had a deferred tax asset totaling $23.9 million and $29.2 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) and Federal AMT credit carryforward, all of which can be applied against and reduce our future taxable income and tax liabilities. At June 30, 2013, the gross NOL amounted to approximately $3 million for Federal purposes and $35 million for state and local purposes and the Federal AMT credit carryforward amounted to $1.6 million. The NOL carryforwards expire in 2030. The AMT credit carryforward has no expiration date. We have determined that a valuation allowance for our deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on our prior taxable earnings history as discussed in this report and in note 14 to the financial statements in our 2012 10-K.

Note 12 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$3,213,000	$2,312,000	$6,642,000	$5,122,000
Weighted-Average number of common shares outstanding	21,923,243	21,590,689	21,877,973	21,542,103
Basic Earnings Per Common Share	$0.14	$0.11	$0.30	$0.24
Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$3,213,000	$2,312,000	$6,642,000	$5,122,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	21,923,243	21,590,689	21,877,973	21,542,103
Potential dilutive shares resulting from exercise of warrants /options (1)	79,906	959	42,307	-
Total average number of common shares outstanding used for dilution	22,003,149	21,591,648	21,920,280	21,542,103
Diluted Earnings Per Common Share	$0.14	$0.11	$0.30	$0.24

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 – Earnings Per Common Share, Continued

Note to the preceding table follows:

(1)

All outstanding options/warrants to purchase shares of our common stock were considered for the Diluted EPS computations and only those that were dilutive (as determined by using the treasury stock method prescribed by GAAP) were included in the computations above. For both the quarter and six-month periods of 2013, 235,630 of options/warrants to purchase common stock were not dilutive because the exercise price of each was above the average market price of our common stock during these periods. For the quarter and six-month periods of 2012, outstanding options/warrants to purchase 1,043,322 shares and 1,082,322 shares, respectively, were not dilutive because the exercise price of each was above the average market price of our common stock during these periods.

Note 13 - Off-Balance Sheet Financial Instruments

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to INB. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by INB to guarantee the performance of its customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. INB had no standby letters of credit outstanding at June 30, 2013 or December 31, 2012.

The contractual amounts of off-balance sheet financial instruments are as follows:

($ in thousands)	At June 30, 2013	At December 31, 2012
Commitments to extend credit	$25,442	$19,154
Unused lines of credit	868	854
	$26,310	$20,008

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

In the first and second quarters of 2013, INB entered into settlement agreements with respect to certain litigation INB had pursued in connection with foreclosure actions it had commenced in 2010 on several of its loans. INB commenced the actions to collect, in one case, insurance proceeds, which it contended had been improperly paid to various third parties, and in another case, damages due to alleged legal malpractice when the loan was originated. As a result of these settlements, INB received net proceeds totaling $2.7 million and $0.1 million in the first and second quarter of 2013, respectively, which was recorded as $1.1 million of recoveries of prior loan charge offs and $1.6 million of recoveries of prior real estate expenses associated with two loans and underlying collateral property.

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

Note 15 – Regulatory Matters and Regulatory Capital, Continued

Additionally, INB is no longer subject to heightened regulatory capital requirements that had been effect since February 2010. As of the filing date of this report, IBC remained subject to its written agreement with the FRB and the restrictions contained therein.

At June 30, 2013 and December 31, 2012, we believe that IBC and INB met all regulatory capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements from June 30, 2013.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
($ in thousands)	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012
Tier 1 capital (1)	$246,916	$244,081	$256,092	$249,465
Tier 2 capital	14,853	15,566	14,893	15,620
Total risk-based capital (2)	$261,769	$259,647	$270,985	$265,085
Net risk-weighted assets for regulatory purposes	$1,176,621	$1,232,670	$1,179,754	$1,238,024
Average assets for regulatory purposes	$1,597,853	$1,690,329	$1,603,278	$1,696,410
Total capital to risk-weighted assets	22.25%	21.06%	22.97%	21.41%
Tier 1 capital to risk-weighted assets	20.99%	19.80%	21.71%	20.15%
Tier 1 capital to average assets	15.45%	14.44%	15.97%	14.71%

(1)

IBC’s consolidated Tier 1 capital included $55 million of IBC’s outstanding qualifying trust preferred securities and $18.8 million and $25.0 million of IBC’s outstanding cumulative perpetual preferred stock at June 30, 2013 and December 31, 2012, respectively.

(2)

See note 9 for a discussion of preferred dividends in arrears totaling $3.7 million and $4.2 million at June 30, 2013 and December 31, 2012, respectively. Dividends in arrears have not been deducted from IBC’s capital and are only recorded as reduction in capital when they have been declared and become payable.

The table that follows presents information regarding our actual capital and minimum capital requirements.

	Actual Capital		Minimum Under Prompt Corrective Action Provisions		Minimum To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement With OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
IBC Consolidated at June 30, 2013:
Total capital to risk-weighted assets (1)	$270,985	22.97%	$94,380	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets (1)	$256,092	21.71%	$47,190	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets (1)	$256,092	15.97%	$64,131	4.00%	NA	NA	NA	NA
IBC Consolidated at December 31, 2012:
Total capital to risk-weighted assets	$265,085	21.41%	$99,042	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$249,465	20.15%	$49,521	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$249,465	14.71%	$67,856	4.00%	NA	NA	NA	NA
INB at June 30, 2013:
Total capital to risk-weighted assets	$261,769	22.25%	$94,130	8.00%	$117,662	10.00%	NA	NA
Tier 1 capital to risk-weighted assets	$246,916	20.99%	$47,065	4.00%	$70,597	6.00%	NA	NA
Tier 1 capital to average assets	$246,916	15.45%	$63,914	4.00%	$79,893	5.00%	NA	NA
INB at December 31, 2012:
Total capital to risk-weighted assets	$259,647	21.06%	$98,614	8.00%	$123,267	10.00%	$147,920	12.00%
Tier 1 capital to risk-weighted assets	$244,081	19.80%	$49,307	4.00%	$73,960	6.00%	$123,267	10.00%
Tier 1 capital to average assets	$244,081	14.44%	$67,613	4.00%	$84,516	5.00%	$152,130	9.00%

(1)

Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at June 30, 2013 would have been 22.97%, 17.05% and 12.54%, respectively.

The table that follows presents additional information regarding our capital adequacy at June 30, 2013.

	INB Regulatory Capital			Consolidated Regulatory Capital
($ in thousands)	Actual	Required (1)	Excess	Actual	Required	Excess
Total capital to risk-weighted assets	$261,769	$117,662	$144,107	$270,985	$94,380	$176,605
Tier 1 capital to risk-weighted assets	$246,916	$70,597	$176,319	$256,092	$47,190	$208,902
Tier 1 capital to average assets	$246,916	$79,893	$167,023	$256,092	$64,131	$191,961

(1)	Minimum amount required to be considered “Well-Capitalized.”

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine fair value disclosures. In accordance with GAAP, we group our assets and liabilities at fair value in into three levels (Level 1, 2 and 3), based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. Level 1 has the highest level of reliability because they are based on actively traded markets. See our 2012 10-K, note 20 to the financial statements, for a further discussion of these valuation levels.

At June 30, 2013 and December 31, 2012, we only had approximately $1.0 million of assets (comprised of securities available for sale using Level 1 inputs) and no liabilities that were recorded at fair value on a recurring basis.

From time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as our impaired loans, impaired investment securities and real estate we own through foreclosure. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. All of our assets measured at fair value on a nonrecurring basis use Level 3 inputs. We have no liabilities that were recorded at fair value on a nonrecurring basis.

For Level 3, fair value estimates are generally generated from model-based techniques that use significant assumptions not observable in the marketplace. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques for Level 3 may include the use of discounted cash flow models. Furthermore, the results from Level 3 valuation techniques cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At June 30, 2013	At December 31, 2012
($ in thousands)	Level 3	Level 3
Impaired loans (1):
Commercial real estate	$45,545	$50,795
Multifamily	3,150	12,577
Land	1,838	2,601
Total impaired loans	50,533	65,973
Impaired securities (2)	2,923	3,721
Real estate acquired through foreclosure	14,869	15,923

	Accumulated Losses on Outstanding Balance as of:		Total Losses (Gains) (3)
			Quarter Ended		Six-Months Ended
	June 30,	December 31,	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012	2013	2012
Impaired loans:
Commercial real estate	$10,294	$9,979	$434	$(639)	$823	$13
Multifamily	598	3,092	(534)	508	(957)	70
Land	500	521	(7)	(493)	(21)	(493)
Total impaired loans	11,392	13,592	(107)	(624)	(155)	(410)
Impaired securities	4,924	4,233	325	-	691	157
Foreclosed real estate	6,044	5,339	(642)	1,397	(13)	1,908

(1)	Comprised of all nonaccrual loans and accruing TDRs. Outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See note 4 to the financial statements in this report.

(2)	Comprised of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 2 to the financial statements in this report.

(3)	Represents total losses or (gains) recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses or (gains) for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance, while the losses (gains) for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any recoveries of prior writedowns and gains or losses from the transfer/sale of the properties during the period. The losses on investment securities represent other than temporary impairment “OTTI” writedowns recorded as a component of noninterest income (as described in note 2 to the financial statements in this report).

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Fair Value Measurements, Continued

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the six-months ended June 30, 2013.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2012	$3,721	$65,973	$15,923
Net new impaired loans	-	1,485	-
OTTI writedowns	(366)	-	-
Impaired loans transferred to foreclosed real estate	-	(3,040)	3,040
Principal repayments/sales	(63)	(9,467)	-
Chargeoffs of impaired loans	-	(115)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(629)
Balance at March 31, 2013	$3,292	$54,836	$18,334
Net new impaired loans	-	6,761	-
OTTI writedowns	(325)	-	-
Principal repayments/sales	(44)	(9,241)	(4,107)
Chargeoffs of impaired loans	-	(1,823)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(150)
Recoveries of prior writedowns	-	-	74
Gains from sales	-	-	718
Balance at June 30, 2013	$2,923	$50,533	$14,869

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the six-months ended June 30, 2012.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2011	$4,378	$66,269	$28,278
Net new impaired securities/loans	-	1,176	-
OTTI writedowns	(157)	-	-
Principal repayments/sales	-	(3,827)	-
Chargeoffs of impaired loans	-	(1,430)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(511)
Balance at March 31, 2012	$4,221	$62,188	$27,767
Net new impaired securities/loans	-	6,206	-
OTTI writedowns	-	-	-
Principal repayments/sales	-	(2,656)	-
Chargeoffs of impaired loans	-	(498)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(1,397)
Balance at June 30, 2012	$4,221	$65,240	$26,370

We are also required by GAAP to disclose the estimated fair value of each class of our financial instruments for which it is practicable to estimate. The fair value of a financial instrument is the current estimated amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Additionally, the estimated fair value of our non-financial instruments is excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented in the table that follows may not necessarily represent the underlying fair value of our Company.

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

The carrying and estimated fair values of our financial instruments are as follows:

	At June 30, 2013		At December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (1)	$86,977	$86,977	$60,395	$60,395
Time deposits with banks (1)	5,370	5,370	5,170	5,170
Securities available for sale, net (1)	1,011	1,011	1,000	1,000
Securities held to maturity, net (2)	410,986	402,741	443,777	442,166
FRB and FHLB stock (3)	8,229	8,229	8,151	8,151
Loans receivable, net (3)	1,029,736	1,044,615	1,079,363	1,102,333
Loan fees receivable (3)	2,644	2,133	3,108	2,547
Accrued interest receivable (3)	4,698	4,698	5,191	5,191
Total Financial Assets	$1,549,651	$1,555,774	$1,606,155	$1,626,953
Financial Liabilities:
Deposits (3)	$1,293,175	$1,313,215	$1,362,619	$1,389,629
Borrowed funds plus accrued interest payable (3)	56,760	56,323	62,930	62,448
Accrued interest payable on deposits (3)	2,143	2,143	2,379	2,379
Off-Balance Sheet Financial Instruments:
Commitments to lend (3)	711	711	386	386
Total Financial Liabilities	$1,352,789	$1,372,392	$1,428,314	$1,454,842
Net Financial Assets	$196,862	$183,382	$177,841	$172,111
(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements (except for those related to our corporate security investments, which are considered Level 3) to be Level 1.
(3)	We consider these fair value measurements to be Level 3.

Note 17 - Subsequent Event

On July 17, 2013, IBC announced its intention to redeem the remaining 18,750 shares of Preferred Stock outstanding. The effective date of the planned redemption is August 15, 2013. The purchase price for these shares will be the stated liquidation value of $1,000 per share, plus any accumulated and unpaid dividends that have been earned thereon or a total expected cost of approximately $22.6 million to redeem the shares, which will be recorded as a reduction in stockholders’ equity and regulatory capital. IBC has received all necessary regulatory approvals to complete the redemption. Following the redemption, no shares of IBC’s Preferred Stock will remain outstanding. IBC will use an $18.7 million cash dividend from INB (expected to be paid by INB to IBC in August 2013) together with a portion of IBC’s cash on hand to complete this transaction.

Intervest Bancshares Corporation and Subsidiary

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of June 30, 2013 and for the three- and six-month periods ended June 30, 2013 and 2012 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiary (the “Company”) as of June 30, 2013 and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

August 1, 2013

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

Overview

Our net earnings for the second quarter of 2013 (Q2-13) increased by 39% to $3.2 million, or $0.14 per share, from $2.3 million, or $0.11 per share, for the second quarter of 2012 (Q2-12). For the first half of 2013 (6mths-13), net earnings increased by 30% to $6.6 million, or $0.30 per share, from $5.1 million, or $0.24 per share, for the first half of 2012 (6mths-12). The increase in net earnings for both periods was primarily driven by a credit for loan losses, a lower provision for real estate losses and a decrease in net real estate expenses, partially offset by decreases in both net interest income and noninterest income and higher income tax expense.

Financial Operating Highlights

•	A credit for loan losses of $0.8 million and $1.8 million was recorded in Q2-13 and 6mths-13, respectively, compared to no credits or provisions for loan losses in the same periods of 2012.

•	The provision for real estate losses decreased to $0.1 million in Q2-13 from $1.4 million in Q2-12, and to $0.7 million in 6mths-13 from $1.9 million in 6mths-12.

•

Real estate expenses, net of rental and other income, totaled $0.5 million in Q2-12 and $0.9 million in 6mths-12, compared to net real estate income of $0.3 million in Q2-13 and $1.3 million in 6mths-13.

•	Net interest and dividend income decreased to $8.6 million in Q2-13, from $9.7 million in Q2-12, and to $17.6 million in 6mths-13 from $19.7 million in 6mths-12.

•	The net interest margin (exclusive of loan prepayment income) improved to 2.30% in Q2-13, from 2.23% in Q2-12 and to 2.33% in 6mths-13, from 2.19% in 6mths-12.

•	Noninterest income decreased to $0.7 million in Q2-13 from $1.4 million in Q2-12, and to $1.4 million in 6mths-13 from $2.5 million in 6mths-12.

•	Operating expenses decreased to $4.0 million in Q2-13 from $4.2 million in Q2-12, and to $8.1 million in 6mths-13 from $8.3 million in 6mths-12.

•

The Company’s efficiency ratio (which measures its ability to control expenses as a percentage of revenues) continued to be favorable but increased to 43% in Q2-13, from 37% in Q2-12, due to lower revenues.

•	Income tax expense increased to $2.8 million in Q2-13, from $2.3 million in Q2-12, and to $5.9 million in 6mths-13, from $5.0 million in 6mths-12.

Financial Condition Highlights

•	Total assets at June 30, 2013 decreased to $1.60 billion from $1.67 billion at December 31, 2012

•	Loans decreased to $1.06 billion at June 30, 2013 from $1.11 billion at December 31, 2012.

•	New loan originations for 6mths-13 increased to $124 million from $97 million for 6mths-12.

•	Loan repayments increased to $172 million in 6mths-13 from $121 million in 6mths-12.

•

The allowance for loan losses at June 30, 2013 was $26.5 million, representing 2.50% of total net loans, compared to $28.1 million, or 2.54%, at December 31, 2012. The allowance included specific reserves for impaired loans (comprised of all nonaccrual loans as well as accruing restructured loans or TDRs) at each date totaling $4.7 million and $5.9 million, respectively.

•	Securities held to maturity decreased to $411 million at June 30, 2013 from $444 million at December 31, 2012.

•	Deposits at June 30, 2013 decreased to $1.29 billion from $1.36 billion at December 31, 2012.

•	Borrowed funds and related interest payable at June 30, 2013 decreased to $56.7 million from $62.9 million at December 31, 2012.

•

Nonaccrual loans decreased to $39 million at June 30, 2013 from $46 million at December 31, 2012. Nonaccrual loans include certain TDRs that are current as to payments and performing in accordance with their renegotiated terms. At June 30, 2013, such loans totaled $35.8 million compared to $36.3 million at December 31, 2012. These loans were yielding 4.57% at June 30, 2013.

•	Real estate owned through foreclosure decreased to $14.8 million at June 30, 2013 from $15.9 million at December 31, 2012.

•	Stockholders’ equity increased slightly to $212 million at June 30, 2013 from $211 million at December 31, 2012.

•	Book value per common share (after subtracting preferred dividends in arrears) increased to $8.64 at June 30, 2013 from $8.44 at December 31, 2012.

•

INB’s regulatory capital ratios at June 30, 2013 were as follows: Tier One Leverage - 15.45%; Tier One Risk-Based - 20.99%; and Total Risk-Based Capital - 22.25%, well above the minimum requirements to be considered a well-capitalized institution.

Other Developments During the First Half of 2013

On March 21, 2013, the Office of the Comptroller of the Currency (the “OCC”), terminated its Formal Agreement with INB and INB is no longer subject to the operating restrictions required by that agreement. INB is also no longer subject to the OCC’s heightened regulatory capital requirements, which had been in effect since February 2010. As of June 30, 2013, IBC remained subject to its written agreement with the Federal Reserve Bank of New York (the “FRB”) and the restrictions contained therein. IBC has been informed by the FRB that it is reviewing the need for such agreement and IBC has advised the FRB that in IBC’s view it has complied with the requirements of the agreement.

On June 6, 2013, the U.S Treasury announced its intent to sell its investment in IBC’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”), along with similar investments the Treasury had made in five other financial institutions, primarily to qualified institutional buyers and certain institutional accredited investors in a modified Dutch auction. IBC sought and obtained regulatory approvals allowing it to participate in the auction. Using a modified Dutch auction methodology that established a market price by allowing investors to submit bids at specified increments during the period from June 10, 2013 through June 13, 2013, the Treasury auctioned all of IBC’s 25,000 shares of Preferred Stock. IBC was the winning bidder on 6,250 shares of the Preferred Stock and the remaining 18,750 shares were purchased by unrelated third parties. The closing price of the auctioned shares was $970.00 per share.

On June 24, 2013, IBC completed the repurchase of 6,250 shares of the Preferred Stock from the Treasury and those shares were retired. The shares were repurchased at $970.00 per share or $6.1 million, plus an additional $1.2 million in accumulated and unpaid dividends through June 24, 2013, for a total of $7.3 million. At June 30, 2013, preferred dividends accumulated and in arrears on the remaining 18,750 shares of Preferred Stock outstanding totaled $3.7 million. Because the Treasury no longer owns any of IBC’s Preferred Stock, IBC is no longer subject to Treasury’s regulations concerning executive compensation and corporate governance.

On July 17, 2013, IBC announced its intention to redeem the remaining 18,750 shares of Preferred Stock outstanding. The effective date of the planned redemption is August 15, 2013. The purchase price for these shares will be the stated liquidation value of $1,000 per share, plus any accumulated and unpaid dividends that have been earned thereon or a total expected cost of approximately $22.6 million to redeem the shares, which will be recorded as a reduction in stockholders’ equity and regulatory capital. IBC has received all necessary regulatory approvals to complete the redemption.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

A comparison of selected balance sheet information follows:

	At June 30, 2013		At December 31, 2012
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets
Cash and cash equivalents	$86,977	5.4%	$60,395	3.6%
Securities and other investments	425,596	26.7	458,098	27.5
Loans receivable, net	1,029,736	64.5	1,079,363	64.8
Foreclosed real estate, net	14,869	0.9	15,923	1.0
All other assets	39,461	2.5	52,013	3.1
Total assets	$1,596,639	100.0%	$1,665,792	100.0%
Deposits	1,293,175	81.0%	$1,362,619	81.8%
Borrowed funds and related interest payable	56,760	3.5	62,930	3.8
All other liabilities	34,929	2.2	29,296	1.7
Total liabilities	1,384,864	86.7	1,454,845	87.3
Total stockholders’ equity	211,775	13.3	210,947	12.7
Total liabilities and stockholders’ equity	$1,596,639	100.0%	$1,665,792	100.0%

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing cash balances with banks and other short-term investments. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity and funding commitments.

Securities and Other Investments

The table below sets forth information about the composition of and changes to our security and other investments.

	Balance	Activity for the Period						Balance
($ in thousands)	At Dec 31, 2012	Purchased	Matured or Redeemed	Called By Issuer	Principal Payments	Amortization (Premium) Discount	OTTI	At June 30, 2013
Securities held to maturity:
U.S. government agencies (1)	$355,244	$58,698	$-	$(78,673)	$-	$(384)	$-	$334,885
Residential MBS (2)	84,279	2,204	-	-	(12,899)	(938)	-	72,646
State and municipal	533	-	-	-	-	(1)	-	532
Corporate (3)	3,721	-	-	-	(107)	-	(691)	2,923

	443,777	60,902	-	(78,673)	(13,006)	(1,323)	(691)	410,986
Securities available for sale:
Mutual fund (4)	1,000	11	-	-	-	-	-	1,011
Other investments:
FRB and FHLB stock (5)	8,151	78	-	-	-	-	-	8,229
Time deposits with banks (6)	5,170	200	-	-	-	-	-	5,370
	$458,098	$61,191	$-	$(78,673)	$(13,006)	$(1,323)	$(691)	$425,596

(1)

Consist of investment grade debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).

(2)	Consist of investment grade residential mortgage-backed securities issued by the Government National Mortgage Association (GNMA), FNMA and FHLMC.
(3)

Consist of non-investment grade corporate securities (consisting of variable-rate pooled trust preferred securities (or TRUPs) backed by obligations of companies in the banking industry). As discussed in greater detail in note 2 to the financial statements in this report, other than temporary impairment charges totaling $4.9 million have been recorded on these securities as of June 30, 2013.

(4)	Consists of shares owned in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.
(5)

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $2.3 million, respectively, at June 30, 2013. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.00%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

(6)	At June 30, 2013, time deposits with banks had a weighted-average yield of 1.12% and remaining maturity of 2.3 years.

All of the investments in the preceding table were held by INB. Securities are classified as held to maturity (“HTM”) and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity.

At June 30, 2013, the HTM portfolio had a weighted-average yield to earliest call date of 1.04% and a weighted-average remaining expected life and contractual maturity of 3.5 years and 6.6 years, respectively. A large number of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $58 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At June 30, 2013, the HTM portfolio’s estimated fair value was $403 million and the portfolio had a net unrealized loss of $8.2 million. For additional information concerning the HTM portfolio, see note 2 to the financial statements in this report.

Loans Receivable, Net

The table below sets forth information regarding our loan portfolio.

	At June 30, 2013		At December 31, 2012
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	372	$795,772	376	$852,213
Multifamily loans	136	197,464	142	208,699
One to four family loans	18	59,162	13	41,676
Land loans	4	5,942	7	7,167
	530	1,058,340	538	1,109,755
All Other Loans:
Business loans	19	1,157	18	949
Consumer loans	15	304	12	359
	34	1,461	30	1,308
Loans receivable	564	1,059,801	568	1,111,063
Deferred loan fees		(3,610)		(3,597)
Loans receivable, net of deferred fees		1,056,191		1,107,466
Allowance for loan losses		(26,455)		(28,103)
Loans receivable, net		$1,029,736		$1,079,363
Loans that were on nonaccrual status		$39,069		$45,898
Loans restructured and on accrual status		11,464		20,076
Accruing loans contractually past due 90 days or more		5,285		4,391

At June 30, 2013, our real estate loans consisted of 530 loans with an aggregate principal balance of $1.06 billion and an average loan size of $2.0 million. Loans with principal balances of more than $10 million consisted of 8 loans with an aggregate principal balance of $101 million, with the largest loan being $16.5 million. Loans with principal balances of $5 million to $10 million consisted of 38 loans and aggregated to $241 million.

The table below sets forth the activity in the loan portfolio for the periods indicated.

($ in thousands)	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Six-Months Ended June 30, 2013
Loans receivable, net, at beginning of period	$1,079,363	$1,053,272	$1,079,363
Originations	61,627	62,530	124,157
Repayments and principal amortization	(85,722)	(86,759)	(172,481)
Transfers to foreclosed real estate	(3,040)	-	(3,040)
Chargeoffs	(115)	(1,823)	(1,938)
Recoveries	1,222	818	2,040
Net decrease in deferred loan fees	44	(57)	(13)
Net (increase) decrease in allowance for loan losses	(107)	1,755	1,648
Loans receivable, net, at end of period	$1,053,272	$1,029,736	$1,029,736

New loan originations for 6mths-13 had nearly all fixed interest rates and a weighted-average yield, term and loan-to-value ratio of 4.47%, 5.9 years and 58%, respectively. The originations were comprised of $78.3 million of commercial real estate loans, $25.8 million of multifamily loans, $19.6 million of loans made on investor owned 1-4 family condominiums and $0.5 million of other consumer and business loans. Loans paid off during the period totaled $153.1 million and they had a weighted-average yield of 5.98%.

Loans with fixed interest rates constituted approximately 94% of the loan portfolio at June 30, 2013. The portfolio also included loans (approximately 5% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan. The entire loan portfolio had a short weighted-average remaining life of approximately 4.2 years as of June 30, 2013. See the section “Asset and Liability Management” in this report as well as our 2012 10-K for a further discussion of our fixed-rate loans and their impact on our interest rate risk.

The table below sets forth the location of properties securing the real estate loan portfolio at June 30, 2013.

	New York		Florida		Other States		Total Loans			Impaired
($ in thousands)	#	Amount	#	Amount	#	Amount	#	Amount	%	Loans
Commercial Real Estate:
Retail:
Shopping centers. - anchored (1)	7	$21,714	8	$25,018	7	$21,419	22	$68,151	6.4	$2,746
Shopping centers - grocery anchored (1)	2	17,303	1	1,290	2	6,578	5	25,171	2.4	-
Shopping centers - unanchored (1)	47	107,217	15	34,802	7	11,590	69	153,609	14.5	18,310
Mixed-use commercial (2)	69	145,684	5	12,569	4	4,432	78	162,685	15.4	500
Single tenant - credit (3)	17	16,903	4	4,765	-	-	21	21,668	2.1	-
Single tenant - noncredit (3)	34	48,377	21	21,809	22	18,759	77	88,945	8.4	-
Office buildings (4)	14	40,967	15	44,905	8	20,930	37	106,802	10.1	23,989
Industrial/warehouses (5)	15	28,125	3	3,383	-	-	18	31,508	3.0	-
Hotels (6)	10	37,415	6	30,048	-	-	16	67,463	6.4	-
Mobile home parks (7)	-	-	14	22,285	1	1,664	15	23,949	2.3	-
Mini-storage (8)	6	20,730	1	2,059	-	-	7	22,789	2.2	-
Parking lots/garages	7	23,032	-	-	-	-	7	23,032	2.2	-
Multifamily (5 or more units):
Rent regulated apartments (9)	32	50,219	-	-	-	-	32	50,219	4.8	-
Non-rent regulated apartments (9)	23	28,646	22	487	3	5,947	48	35,080	3.3	-
Garden apartments (10)	2	1,734	16	35,109	3	6,272	21	43,115	4.1	3,150
Mixed-use multifamily (2)	32	65,451	-	-	3	3,599	35	69,050	6.5	-
One to four family (11)	2	3,508	15	54,556	1	1,098	18	59,162	5.6	-
Land	-	-	3	4,104	1	1,838	4	5,942	0.6	1,838
Total real estate loans	319	$657,025	149	$297,189	62	$104,126	530	$1,058,340	100.0	$50,533
Average loan balance		$2,060		$1,995		$1,679		$1,997
Loans with personal guarantees	184	$337,890	123	$223,310	35	$59,956	342	$621,156	58.7
Loans on substantially vacant properties	25	$47,381	9	$30,426	6	$12,987	40	$90,794	8.6
Loans on nonaccrual status	-	-	4	$26,128	4	$12,941	8	$39,069	3.7

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

Notes to preceding table continued:

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

The table below sets forth information regarding our loans of $10 million or more at June 30, 2013.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate	Maturity Date	Days Past Due	Status
Shopping ctr. - unanchored	White Plains, New York	$16,531	4.30%	Apr 2017	None	Accrual
Hotel	Orlando, Florida	15,866	5.00%	Jan 2018	None	Accrual
Office building	Miami, Florida	14,834	5.13%	Oct 2018	None	TDR-nonaccrual (1)
Hotel	New York, New York	11,201	4.00%	Dec 2016	None	Accrual
Office building	Fort Lauderdale, Florida	11,087	6.00%	May 2016	None	Accrual
Hotel	New York, New York	10,756	6.00%	Jul 2014	None	Accrual
Mix use - commercial	New York, New York	10,310	4.50%	Jul 2022	None	Accrual
Shopping ctr. - grocery anchored	Manorville, New York	10,163	6.25%	Sep 2024	None	Accrual
		$100,748

(1)	Loan restructured in June 2011 and has performed in accordance with its restructured terms through June 30, 2013. Monthly payments are interest only at 5.00% through June 2013. Beginning July 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of June 30, 2013. Interest income is recognized on a cash basis.

The table below sets forth information regarding loans outstanding at June 30, 2013 by year of origination:

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$ 139,663	13%	$ -	-%	$ -	-%
2005	57,005	5	4,988	9	2,289	4
2006	89,312	9	8,695	10	8,695	10
2007	146,731	14	30,970	21	27,585	19
2008	128,019	12	2,982	2	-	-
2009	93,335	9	4,466	5	-	-
2010	18,425	2	240	1	-	-
2011	50,675	5	-	-	-	-
2012	216,792	20	500	-	500	-
2013	119,844	11	-	-	-	-
	$1,059,801	100%	$52,841	5%	$39,069	4%

(1) Does not consider those loans that have been extended or renewed since the date of original origination.

The table below sets forth information regarding the credit quality of the loan portfolio at June 30, 2013 based on internally assigned ratings (as defined in note 1 to the financial statements in our 2012 10-K).

($ in thousands)	Pass Rated Loans	Special Mention Rated Loans	Substandard Rated Loans	Total
Commercial real estate loans	$728,226	$19,693	$47,853	$ 795,772
Multifamily loans	191,937	2,377	3,150	197,464
One to four family loans	59,162	-	-	59,162
Land loans	4,104	-	1,838	5,942
Commercial business loans	1,157	-	-	1,157
Consumer loans	304	-	-	304
Total loans	$984,890	$22,070	$52,841	$1,059,801

The table below summarizes certain information on loans at June 30, 2013.

($ in thousands)	Pass Rated Loans	Substandard Rated Loans	Total
Loans on nonaccrual status	$ -	$39,069	$39,069
TDRs on accruing status	5,380	6,084	11,464
Other non-impaired accruing loans (1)	-	7,688	7,688
Total (2)	$5,380	$52,841	$58,221

(1)	Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired.
(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

The table below sets forth the scheduled principal repayments of the loan portfolio as of June 30, 2013.

($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total
Commercial real estate	$ 88,712	$457,573	$249,487	$ 795,772
Multifamily	17,476	112,438	67,550	197,464
One to four family	3,951	40,779	14,432	59,162
Land	1,838	4,104	-	5,942
Commercial business	670	211	276	1,157
Consumer	177	107	20	304
	$112,824	$615,212	$331,765	$1,059,801

For additional information concerning our loan portfolio, see note 3 to the financial statements in this report and pages 5 through 13 of our 2012 10-K.

Allowance For Loan Losses

The allowance for loan losses amounted to $26.5 million at June 30, 2013, compared to $28.1 million at December 31, 2012. The allowance represented 2.50% of total loans (net of deferred fees) outstanding at June 30, 2013, compared to 2.54% at December 31, 2012. At June 30, 2013 and December 31, 2012, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $4.7 million and $5.9 million, respectively, for our impaired loans, which consist of our nonaccrual loans and accruing TDRs.

The net decrease in the allowance of $1.6 million was due to $1.9 million of chargeoffs and a $1.7 million credit for loan losses, partially offset by $2.0 million of partial cash recoveries of prior chargeoffs. The credit for loan losses was based on our quarterly reviews of the adequacy of the allowance for loan losses, which took into consideration, among other factors, a decrease in our total loans outstanding, recoveries of prior loan charge offs, fewer substandard loans outstanding, and any credit rating upgrades and downgrades in the loan portfolio during the first half of 2013.

The charge offs for 6mths-13 were primarily comprised of $1.7 million associated with one nonaccrual loan based on management’s judgment that the estimated market value of the underlying collateral property may not be adequate to support the ultimate collection of the entire principal balance of the loan. This loan, located on a retail property in Waterbury, Connecticut, had an unpaid principal balance of $4.4 million and a net carrying value of $2.7 million (after the partial charge off) as of June 30, 2013. The borrower continues to make monthly payments on this loan and interest income is being recognized on a cash basis. The remaining chargeoffs of $0.2 million was comprised of $0.1 million associated with a loan transferred to foreclosed real estate and $0.1 million related to one TDR loan that was paid off at a discount to carrying value.

At June 30, 2013, with respect to all of our impaired loans, which totaled $50.5 million, we have obtained current appraisals of the underlying collateral as follows: 23% dated within the last 3 months; 53% dated within the last 4-6 months; 8% dated within the last 7-9 months; and 16% within the last 10-12 months. Our policy is to obtain externally prepared appraisals for our impaired loans rated substandard at least annually.

For additional information on the allowance for loan losses, including the factors we use in maintaining a specific valuation allowance for our impaired loans and our policy regarding loan chargeoffs, see note 1 to the financial statements in our 2012 10-K and note 4 to the financial statements in this report.

Asset Quality

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	At June 30, 2013	At March 31, 2013	At December 31, 2012
Nonaccrual loans (1):
Loans past due 90 days or more	$ -	$ -	$ 5,651
Loans past due 31-89 days	-	500	-
TDR loans past due 31-89 days (2)	-	3,023	-
Loans past due 0-30 days	3,246	4,465	3,956
TDR loans past due 0-30 days (2) (3)	35,823	32,943	36,291
Total nonaccrual loans	39,069	40,931	45,898
Real estate acquired through foreclosure	14,869	18,334	15,923
Investment securities on a cash basis (4)	2,923	3,292	3,721
Total assets reported as nonperforming	$56,861	$62,557	$65,542
TDR loans past due 90 days or more and still accruing (5)	$ -	$ 2,063	$ -
TDR loans on accruing status and 0-30 days past due (5)	11,464	11,843	20,076
Loans past due 90 days or more and still accruing (6)	5,285	3,853	4,391
Loans past due 60-89 days and still accruing	11,065	-	-
Loans past due 31-59 days and still accruing	-	12,998	15,497
Nonaccrual loans to total gross loans	3.69%	3.77%	4.13%
Nonperforming assets to total assets	3.56%	3.84%	3.93%
Allowance for loan losses to total net loans	2.50%	2.61%	2.54%
Allowance for loan losses to nonaccrual loans	67.71%	68.92%	61.23%

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

(2)

Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term (referred to as a TDR in this report). At June 30, 2013, $35.8 million were current as to payments and performing in accordance with their restructured terms, but are required to be classified nonaccrual for the reasons noted in footnote 1 above. One loan in the amount of $3.0 million was past due more than 31 days at March 31, 2013. This loan was subsequently paid off in June 2013.

(3)	These loans were yielding 4.57% on a weighted average basis at June 30, 2013.

(4)	See note 2 to the financial statements in this report for a discussion of these securities.

(5)

Represent modified loans as described in footnote 2 above, except that they were maintained on accrual status. All of these loans were performing and current and as of June 30, 2013, they had an aggregate weighted-average yield of approximately 5.03%.

(6)	The amount at June 30, 2013 consisted of two loans that matured and the borrowers were making monthly loan payments. The loans were in the process of being extended as of June 30, 2013.

We have a number of nonaccrual TDR loans in the table above (which aggregated to 3 loans or $10 million at June 30, 2013) that have been partially charged-off (by a cumulative total of $5.4 million as of June 30, 2013). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due.

The table below summarizes the change in total loans on nonaccrual status for the periods indicated.

($ in thousands)	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Six-Months Ended June 30, 2013
Balance at beginning of period	$45,898	$40,931	$45,898
Net new additions	1,021	8,695	9,716
Principal repayments and sales	(2,833)	(8,734)	(11,567)
Chargeoffs	(115)	(1,823)	(1,938)
Transfers to foreclosed real estate	(3,040)	-	(3,040)
Balance at end of period	$40,931	$39,069	$39,069

The table below summarizes the change in TDRs on accrual status for the periods indicated.

($ in thousands)	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Six-Months Ended June 30, 2013
Balance at beginning of period	$20,076	$13,906	$20,076
Net new additions (reductions)	464	(1,934)	(1,470)
Principal repayments and sales	(6,634)	(508)	(7,142)
Balance at end of period	$13,906	$11,464	$11,464

The table below sets forth information regarding our TDRs as of June 30, 2013.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value	Interest Rate	Principal Amortization	Maturity Date	Collateral Last Appraised	Notes
TDRs on nonaccrual status (1)
Retail	West Palm, Florida	$5,549	$4,320	4.50%	No	Aug 2014	Mar 2013
Retail	Lake Worth, Florida	5,452	4,685	4.50%	No	Sep 2014	Mar 2013
Multifamily	Orlando, Florida	2,289	2,289	4.63%	Yes	Nov 2015	Sep 2012
Retail	Maple Heights, Ohio	4,744	1,000	4.00%	No	Apr 2017	Mar 2013
Office building	Miami, Florida	14,834	14,834	5.13%	Yes	Oct 2018	Mar 2013	(2)
Office building	Norcross, Georgia	8,695	8,695	3.75%	No	Dec 2015	Apr 2013
		41,563	35,823	4.57%
TDRs on accrual status
Land	Rapid City, South Dakota	1,838	1,838	6.00%	Yes	Dec 2013	Mar 2013
Retail	New York, New York	5,380	5,380	4.50%	Yes	Mar 2014	Jun 2012
Multifamily	Lake Worth, Florida	861	861	6.00%	Yes	Oct 2016	Oct 2012
Retail	Monroe, New York	2,925	2,925	5.13%	Yes	Mar 2017	Aug 2012
Office Building	Clearwater, Florida	460	460	5.00%	Yes	Oct 2017	Nov 2012
		11,464	11,464	5.03%
		$53,027	$47,287	4.68%

(1)

All these TDRs were performing in accordance with their modified terms but were maintained on nonaccrual status as of June 30, 2013 in accordance with regulatory guidance. Interest income on such loans is recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $5.4 million) and interest received and applied as a reduction of principal (totaling $0.3 million). The borrowers remain obligated to pay all contractual amounts due.

(2)	Monthly payments are interest only at 5.00% through June 2013. Beginning July 2013, monthly principal and interest payments resume with a 5.125% interest rate. Thereafter, the interest rate increases each year on June 1 as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%.

The table below details real estate we owned through foreclosure at the dates indicated.

($ in thousands)				Net Carrying Value (1)		Last
Description of Property	City	State	Acquired	Jun 30, 2013	Dec 31, 2012	Appraised
7 story vacant office building and vacant lot	Yonkers	NY	8/09	$ 1,334	$ 1,334	May 2013
146 unit garden apartment complex - 75% occupied	Austell	GA	9/09	1,600	2,000	Oct 2012
39 acres of vacant land partially waterfront	Perryville	MD	4/10	1,000	1,133	Dec 2012
622 unit garden apartment complex - 70% occupied	Louisville	KY	7/10	6,685	6,685	May 2013
192 unit garden apartment complex - 93% occupied (2)	Louisville	KY	7/10	-	3,315	May 2013
27,000 sq. foot industrial warehouse - 65% occupied	Sunrise	FL	9/12	1,400	1,456	May 2013
Two, 5 story vacant office buildings-182,000 sq. feet	Jacksonville	FL	2/13	2,850	-	Mar 2013
				$14,869	$15,923

(1)	Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure.

(2)

Property sold in Q2-13 for net proceeds of $4.1 million. Property’s original cost basis upon transfer to real estate owned was $3.4 million. A net gain from the sale of this property in the amount $0.7 million was recorded in Q2-13.

We review the estimated fair value of our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. All of the properties owned at June 30, 2013 were being marketed for sale.

At June 30, 2013, the total valuation allowance amounted to $6.0 million, compared to $5.3 million at December 31, 2012. During the six-months ended June 30, 2013, based on the factors described above, the real estate valuation allowance was increased by a total of $0.7 million through a net charge to the provision for real estate losses.

The table below summarizes the change in foreclosed real estate for the periods indicated.

($ in thousands)	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Six-Months Ended June 30, 2013
Balance at beginning of period	$15,923	$18,334	$15,923
Transfers from loan portfolio	3,040	-	3,040
Writedowns to carrying values subsequent to foreclosure (1)	(629)	(150)	(779)
Sales	-	(4,107)	(4,107)
Recoveries of prior writedowns (1)	-	74	74
Gain on sales	-	718	718
Balance at end of period	$18,334	$14,869	$14,869

(1)	Recorded net, as an increase or (decrease) to the valuation allowance for real estate owned through the provision for real estate losses.

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned and its corresponding valuation allowance, see notes 3 and 5 to the financial statements in this report.

All Other Assets

All other assets decreased $13 million from December 31, 2012, primarily due to a $5.4 million decrease in our deferred tax asset (resulting from the partial utilization of the asset to offset our taxable earnings) and a $5.6 million reduction in prepaid FDIC insurance premiums (resulting from a cash refund from the FDIC of unused premiums). See note 11 to the financial statements in this report for additional information on the deferred tax asset.

With respect to FDIC premiums, by way of background, on December 31, 2009, insured depository institutions were required to prepay three years of estimated premiums. INB prepaid a total of $15.8 million of premiums on December 31, 2009. This amount was recorded as a prepaid asset at that time and was charged to expense accordingly during the periods to which it related (based on actual premiums assessed by the FDIC). The remaining unused premium was refunded to all depository institutions in June 2013 and INB received its unused portion of $5.6 million on June 28, 2013.

Deposits

Deposits decreased $69 million from December 31, 2012, primarily reflecting a decrease of $54 million in certificate of deposit accounts (CDs) and $24 million in money market deposit accounts, partially offset by an $8.0 million increase in checking accounts.

At June 30, 2013, CDs totaled $883 million, and checking, savings and money market accounts aggregated to $410 million. The same categories of deposit accounts totaled $937 million and $426 million, respectively, at December 31, 2012. CDs represented 68% of total deposits at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, CDs included $70 million and $78 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 6 to the financial statements in this report.

Borrowed Funds and Related Interest Payable

Borrowed funds and related accrued interest payable decreased $6.1 million from December 31, 2012 due the payment of accrued interest. For additional information on and discussion of borrowed funds, see notes 7 and 8 to the financial statements in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities increased $5.6 million from December 31, 2012 due to higher levels of mortgage escrow funds payable ($2.5 million) and official checks outstanding ($2.7 million). Mortgage escrow funds payable fluctuate based on the level of loans outstanding and other factors and represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties when due. Official checks outstanding represent checks issued by INB in the normal course of business which fluctuate based on banking activity.

Stockholders’ Equity

The following table details the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Shares	Amount Per Share (2)
Common stockholders’ equity at December 31, 2012	$186,323	21,589,589	$8.63
Net earnings before preferred dividend requirements	7,430	-	0.34
Amortization of preferred stock discount	(246)	-	(0.01)
Discount from partial redemption of preferred stock	187	-	0.01
Preferred dividends declared and paid (1)	(1,228)	-	(0.06)
Issuance of common stock from option exercises	42	11,567	3.63
Issuance of restricted common stock	-	330,700	-
Forfeiture of restricted common stock	-	(8,100)	-
Compensation from common stock options and restricted common stock	502	-	0.02
Excess tax benefit on vested restricted stock/exercise of options	145	-	0.01
Common stockholders’ equity at June 30, 2013	$193,155	21,923,756	$8.81
Preferred stockholder’s equity at December 31, 2012	$24,624	25,000
Amortization of preferred stock discount	246	-
Partial redemption of preferred stock	(6,063)	(6,250)
Discount from partial redemption of preferred stock	(187)	-
Preferred stockholder’s equity at June 30, 2013	$18,620	18,750
Total stockholders’ equity at June 30, 2013	$211,775

(1)	Represents dividends associated with shares of IBC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Dividends are recorded as reductions in common stockholders’ equity only when they are declared and payable. See note 9 to the financial statements in this report for a further discussion of preferred stock and dividends in arrears.

(2)	Common book value per share, after adjusting for preferred dividends in arrears of $3.7 million, was $8.64 at June 30, 2013.

Comparison of Results of Operations for the Quarters Ended June 30, 2013 and 2012

Selected information regarding our results of operations follows:

	For the Quarter Ended June 30,
($ in thousands)	2013	2012	Change
Interest and dividend income	$15,623	$19,706	$(4,083)
Interest expense	7,048	10,001	(2,953)
Net interest and dividend income	8,575	9,705	(1,130)
Credit for loan losses	(750)	-	(750)
Noninterest income	702	1,406	(704)
Noninterest expenses:
Provision for real estate losses	76	1,397	(1,321)
Real estate activities (income) expense, net	(346)	479	(825)
Operating expenses	3,954	4,149	(195)
Earnings before provision for income taxes	6,343	5,086	1,257
Provision for income taxes	2,804	2,326	478
Net earnings	3,539	2,760	779
Preferred dividend requirements and discount amortization (1)	326	448	122
Net earnings available to common stockholders	$ 3,213	$ 2,312	$ 901
Diluted earnings per common share	$ 0.14	$ 0.11	$0.03

(1)	Represents dividend requirements on cumulative preferred stock and amortization of related preferred stock discount. See note 9 to the financial statements in this report.

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

Net interest and dividend income (detailed in the table that follows) decreased by $1.1 million to $8.6 million in Q2-13 from $9.7 million in Q2-12. The decrease was primarily due to a reduction in INB’s assets (of which a large part was planned in order to increase INB’s capital ratios), partially offset by a higher net interest margin.

In Q2-13, total average interest-earning assets decreased by $260 million from Q2-12, reflecting decreases of $98 million in loans and $162 million in total securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $274 million and $10 million, respectively, while average stockholders’ equity increased by $14 million. The smaller balance sheet contributed to a significant increase in INB’s regulatory capital ratios, but negatively impacted total net interest and dividend income.

Our net interest margin increased slightly by 7 basis points to 2.30% in Q2-13, reflecting a 5 basis point improvement in our interest rate spread and a higher ratio of interest-earning assets to interest-bearing liabilities (from 1.07 to 1.10), or a $24 million increase in net earning assets. The improved spread was due to lower rates paid on our deposits and the run-off of higher-cost CDs and borrowings, largely offset by payoffs of higher yielding loans and calls of higher-yielding security investments coupled with the re-investment of a large portion of these cash inflows into new loans and securities at significantly lower market interest rates. Overall, our average cost of funds decreased by 37 basis points to 2.09% in Q2-13, from 2.46% in Q2-12, while the average yield on our earning assets decreased at a slower pace or by 32 basis points to 4.20% in Q2-13, from 4.52% in Q2-12.

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

	For the Quarter Ended
	June 30, 2013			June 30, 2012
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$793,529	$11,009	5.56%	$869,743	$13,242	6.12%
Multifamily loans	199,874	2,603	5.22	259,590	3,882	6.01
One to four family loans	60,033	869	5.81	17,093	256	6.02
Land loans	6,320	91	5.78	10,981	189	6.92
All other loans	1,446	19	5.27	1,898	24	5.09
Total loans (1)	1,061,202	14,591	5.53	1,159,305	17,593	6.10
U.S. government agencies securities	332,177	712	0.86	508,582	1,735	1.37
Residential mortgage-backed securities	75,584	184	0.98	65,210	227	1.40
State and municipal securities	533	2	1.51	176	1	1.28
Corporate securities (1)	3,238	-	-	4,224	18	1.71
Mutual funds and other equity securities	1,009	5	1.99	-	-	-
FRB and FHLB stock	8,222	111	5.41	8,622	124	5.78
Total securities	420,763	1,014	0.97	586,814	2,105	1.44
Other interest-earning assets	11,343	18	0.64	7,071	8	0.46
Total interest-earning assets	1,493,308	$15,623	4.20%	1,753,190	$19,706	4.52%
Noninterest-earning assets	120,653			134,478
Total assets	$1,613,961			$1,887,668
Interest-bearing liabilities:
Interest checking deposits	$15,205	$15	0.40%	$13,485	$18	0.54%
Savings deposits	9,655	7	0.29	9,160	9	0.40
Money market deposits	375,986	381	0.41	433,837	595	0.55
Certificates of deposit	896,260	6,209	2.78	1,114,192	8,808	3.18
Total deposit accounts	1,297,106	6,612	2.04	1,570,674	9,430	2.41
FHLB advances	-	-	-	10,500	112	4.29
Debentures - capital securities	56,702	436	3.08	56,702	459	3.26
Total borrowed funds	56,702	436	3.08	67,202	571	3.42
Total interest-bearing liabilities	$1,353,808	$7,048	2.09%	$1,637,876	$10,001	2.46%
Noninterest-bearing deposits	5,036			4,380
Noninterest-bearing liabilities	39,365			43,539
Total liabilities	1,398,209			1,685,795
Preferred stockholder’s equity	24,277			24,367
Common stockholders’ equity	191,475			177,506
Total stockholders’ equity	215,752			201,873
Total liabilities and stockholders’ equity	$1,613,961			$1,887,668
Net interest and dividend income/spread		$8,575	2.11%		$9,705	2.06%
Net interest-earning assets/margin (3)	$139,500		2.30%	$115,314		2.23%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.10			1.07
Return on average assets (2)	0.88%			0.58%
Return on average common equity (2)	7.39%			6.22%
Return on total average equity (2)	6.56%			5.47%
Noninterest expense to average assets (2) (5)	0.98%			0.88%
Efficiency ratio (4)	43%			37%
Average stockholders’ equity to average assets	13.37%			10.69%
(1)	Includes average nonaccrual loans of $40.6 million in the 2013 period versus $56.4 million in the 2012 period. Total interest income not accrued on such loans and excluded from the table totaled $25,000 in the 2013 period and $208,000 in the 2012 period. Interest income on corporate securities is also recognized on cash basis. Payments received in the 2013 period were applied as a reduction of our principal investment. See note 2 to the financial statements in this report.

(2)	Annualized.
(3)

Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.47% and 2.46% for the 2013 and 2012 period, respectively.

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

	For the Quarter Ended June 30, 2013 versus June 30, 2012
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Total loans	$(1,770)	$(1,504)	$272	$(3,002)
Total securities	(742)	(577)	228	(1,091)
Total other interest-earning assets	3	5	2	10
Total interest-earning assets	(2,509)	(2,076)	502	(4,083)
Interest-bearing liabilities:
Interest checking deposits	(5)	2	-	(3)
Savings deposits	(3)	-	1	(2)
Money market deposits	(152)	(80)	18	(214)
Certificates of deposit	(1,114)	(1,733)	248	(2,599)
Total deposit accounts	(1,274)	(1,811)	267	(2,818)
Total borrowed funds	(139)	(113)	117	(135)
Total interest-bearing liabilities	(1,413)	(1,924)	384	(2,953)
Net change in interest and dividend income	$(1,096)	$ (152)	$118	$(1,130)

Provision for Loan Losses

We determine the need for a provision or (credit) for loan losses based on our quarterly review of the adequacy of the allowance for loan losses. A more detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 44 to 47 in our 2012 10-K. For Q2-13, our review resulted in a credit for loan losses of $0.8 million, compared to no credit or provision for loan losses in Q2-12. The credit was a function of partial cash recoveries of prior loan charge offs, fewer substandard loans outstanding and an overall decrease in the loan portfolio. See note 14 to the financial statements in this report for a discussion on the cash recoveries.

Noninterest Income

Noninterest income decreased $0.7 million in Q2-13 from Q2-12, due to a $0.4 million decrease in income from loan prepayments and other lending fees, and a $0.3 million increase in security impairment charges. Loan prepayment income consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. See note 2 to the financial statements in this report for a discussion of security impairment charges, which are based on various factors, including estimates made by us.

Noninterest Expenses

The provision for real estate losses decreased to $0.1 million in Q2-13, from $1.4 million Q2-12. The decrease reflected fewer write-downs in the carrying value of real estate owned. See the section entitled “Asset Quality,” for a list of all real estate owned, related information thereon and the factors we use in determining the provision for real estate losses.

Real estate activities expense, net of rental and other income, totaled $0.5 million in Q2-12. For Q2-13, these activities produced net income of $0.3 million, due to a $0.7 million gain from the sale of one property and a $0.1 million cash recovery of expenses associated with a previously owned property. Exclusive of these income items, net real estate expenses would have been $0.5 million in Q2-13, unchanged from the same period of 2012. Real estate activities (income) expense, net is comprised of expenditures we make for real estate taxes, insurance, utilities repairs, maintenance, legal services and other charges (net of any rental income earned from the operation of the property or gains from the sale or foreclosure of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Operating expenses decreased $0.2 million in Q2-13 from Q2-12, primarily due to a $0.3 million decrease in FDIC insurance expense resulting from a smaller assessment base and an upgrade in INB’s assessment rating. We employed 78 people as of June 30, 2013, unchanged from June 30, 2012.

Provision for Income Taxes

The provision for income tax expense increased $0.5 million in Q2-13 from Q2-12 due to higher pre-tax income. Nearly all of the expense for both periods reflected the partial utilization of our deferred tax asset. For information on the deferred tax asset, see note 11 to the financial statements in this report. Our effective income tax rate (inclusive of state and local taxes) was approximately 44% in Q2-13 and 46% in Q2-12.

Comparison of Results of Operations for the Six-Months Ended June 30, 2013 and 2012

Selected information regarding our results of operations follows:

	For the Six-Months Ended June 30,
($ in thousands)	2013	2012	Change
Interest and dividend income	$31,872	$40,404	$(8,532)
Interest expense	14,293	20,741	(6,448)
Net interest and dividend income	17,579	19,663	(2,084)
Credit for loan losses	(1,750)	-	(1,750)
Noninterest income	1,445	2,531	(1,086)
Noninterest expenses:
Provision for real estate losses	705	1,908	(1,203)
Real estate activities (income) expense, net	(1,332)	939	(2,271)
Operating expenses	8,092	8,313	(221)
Earnings before provision for income taxes	13,309	11,034	2,275
Provision for income taxes	5,879	5,020	859
Net earnings	7,430	6,014	1,416
Preferred dividend requirements and discount amortization (1)	788	892	104
Net earnings available to common stockholders	$ 6,642	$ 5,122	$ 1,520
Diluted earnings per common share	$ 0.30	$ 0.24	$ 0.06

(1)	Represents dividend requirements on cumulative preferred stock and amortization of related preferred stock discount. See note 9 to the financial statements in this report.

Net Interest and Dividend Income

As described in greater detail in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2013 and 2012” under the caption “Net Interest and Dividend Income,” net interest and dividend income is our primary source of earnings.

In 6mths-13, net interest and dividend income (detailed in the table that follows) decreased by $2.1 million from 6mths-12. The decrease was due to a smaller balance sheet, partially offset by an improved net interest margin.

Our total average interest-earning assets decreased by $284 million from 6mths-12, reflecting an $83 million decrease in average loans and a $201 million net decrease in average security and overnight investments. At the same time, average deposits and borrowed funds decreased by $290 million and $12 million, respectively, while average stockholders’ equity increased by $14 million.

Our net interest margin increased to 2.33% in 6mths-13 from 2.19% in 6mths-12. The margin increased by 14 basis points, reflecting an 11 basis point improvement in our interest rate spread and a higher ratio of interest-earning assets to interest-bearing liabilities (from 1.08 to 1.11), or a $17 million increase in net earning assets. Overall, our average cost of funds decreased by 39 basis points to 2.11% in 6mths-13, from 2.50% in 6mths-12, while our average yield on earning assets decreased at a slower pace by 28 basis points to 4.23% in 6mths-13, from 4.51% in 6mths-12.

The reasons for the above variances are the same as those discussed in the comparison of quarterly operating results.

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2013 and 2012” under the caption “Net Interest and Dividend Income.”

	For the Six-Months Ended
	June 30, 2013			June 30, 2012
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$812,106	$22,585	5.61%	$868,286	$26,929	6.24%
Multifamily loans	204,138	5,338	5.27	266,042	8,043	6.08
One to four family loans	54,895	1,597	5.87	15,012	452	6.05
Land loans	6,404	186	5.86	11,078	379	6.88
All other loans	1,400	38	5.47	1,900	48	5.08
Total loans (1)	1,078,943	29,744	5.57	1,162,318	35,851	6.20
U.S. government agencies securities	336,542	1,458	0.87	586,945	4,019	1.38
Residential mortgage-backed securities	78,432	395	1.02	32,646	228	1.40
State and municipal securities	533	3	1.14	88	1	1.28
Corporate securities (1)	3,443	-	-	4,300	34	1.59
Mutual funds and other equity securities	1,006	10	2.00	-	-	-
FRB and FHLB stock	8,190	226	5.56	8,850	254	5.77
Total securities	428,146	2,092	0.99	632,829	4,536	1.44
Other interest-earning assets	11,107	36	0.65	7,368	17	0.46
Total interest-earning assets	1,518,196	$31,872	4.23%	1,802,515	$40,404	4.51%
Noninterest-earning assets	107,750			113,895
Total assets	$1,625,946			$1,916,410
Interest-bearing liabilities:
Interest checking deposits	$14,891	$30	0.41%	$12,546	$ 36	0.58%
Savings deposits	9,651	14	0.29	9,204	20	0.44
Money market deposits	382,026	769	0.41	434,378	1,264	0.59
Certificates of deposit	904,876	12,605	2.81	1,145,041	18,240	3.20
Total deposit accounts	1,311,444	13,418	2.06	1,601,169	19,560	2.46
FHLB advances	-	-	-	12,077	255	4.25
Debentures - capital securities	56,702	875	3.11	56,702	926	3.28
Total borrowed funds	56,702	875	3.11	68,779	1,181	3.45
Total interest-bearing liabilities	$1,368,146	$14,293	2.11%	$1,669,948	$20,741	2.50%
Noninterest-bearing deposits	5,053			4,427
Noninterest-bearing liabilities	38,607			41,716
Total liabilities	1,411,806			1,716,091
Preferred stockholder’s equity	24,466			24,325
Common stockholders’ equity	189,674			175,994
Total stockholders’ equity	214,140			200,319
Total liabilities and stockholders’ equity	$1,625,946			$1,916,410
Net interest and dividend income/spread		$17,579	2.12%		$19,663	2.01%
Net interest-earning assets/margin (3)	$150,050		2.33%	$132,567		2.19%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.11			1.08
Return on average assets (2)	0.91%			0.63%
Return on average common equity (2)	7.83%			6.83%
Return on total average equity (2)	6.94%			6.00%
Noninterest expense to average assets (2) (5)	1.00%			0.87%
Efficiency ratio (4)	43%			37%
Average stockholders’ equity to average assets	13.17%			10.45%
(1)	Includes average nonaccrual loans of $41.9 million in the 2013 period versus $56.1 million in the 2012 period. Total interest income not accrued on such loans and excluded from the table totaled $0.1 million in the 2013 period and $0.3 million in the 2012 period. Interest income on corporate securities is also recognized on cash basis. Payments received in the 2013 period were applied as a reduction of our principal investment. See note 2 to the financial statements in this report.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.51% and 2.41% for the 2013 and 2012 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities (income) expense, net) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio exclude real estate activities (income) expense, net.

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

	For the Six-Months Ended June 30, 2013 versus June 30, 2012
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Total loans	$(3,878)	$(2,603)	$ 374	$ (6,107)
Total securities	(1,602)	(1,430)	588	(2,444)
Total other interest-earning assets	7	9	3	19
Total interest-earning assets	(5,473)	(4,024)	965	(8,532)
Interest-bearing liabilities:
Interest checking deposits	(11)	7	(2)	(6)
Savings deposits	(7)	1	-	(6)
Money market deposits	(391)	(154)	50	(495)
Certificates of deposit	(2,233)	(3,843)	441	(5,635)
Total deposit accounts	(2,642)	(3,989)	489	(6,142)
Total borrowed funds	(305)	(257)	256	(306)
Total interest-bearing liabilities	(2,947)	(4,246)	745	(6,448)
Net change in interest and dividend income	$(2,526)	$ 222	$220	$ (2,084)

Provision for Loan Losses

We determine the need for a provision or (credit) for loan losses based on our quarterly review of the adequacy of the allowance for loan losses. A more detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 44 to 47 in our 2012 10-K. For 6mths-13, our review resulted in a credit for loan losses of $1.8 million, compared to no credit or provision for loan losses in 6mths-12. The credit was a function of partial cash recoveries of prior loan charge offs, fewer substandard loans outstanding and an overall decrease in the loan portfolio. See note 14 to the financial statements in this report for a discussion on the cash recoveries.

Noninterest Income

Noninterest income decreased to $1.4 million in 6mths-13 from $2.5 million in 6mths-12, due to a $0.5 million decrease in income from loan prepayments and other lending fees, and a $0.5 million increase in security impairment charges. Loan prepayment income consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. See note 2 to the financial statements in this report for a discussion of security impairment charges, which are based on various factors, including estimates made by us.

Noninterest Expenses

The provision for real estate losses decreased to $0.7 million in 6mths-13 from $1.9 million in 6mths-12. The decrease reflected fewer write-downs in the carrying value of real estate owned. See the section entitled “Asset Quality,” for a list of all real estate owned, related information thereon and the factors we use in determining the provision for real estate losses.

Real estate activities expense, net of rental and other income, totaled $0.9 million in 6mths-12. For 6mths-13, these activities produced net income of $1.3 million due to a $0.7 million gain from the sale of one property in Q2-13 and a total of $1.6 million ($1.5 million in Q1-13 and $0.1 million in Q2-13) of cash recoveries of expenses associated with previously owned properties. Exclusive of these income items, net real estate expenses would have been $1.0 million in 6mths-13, relatively unchanged from the same prior year period.

Operating expenses decreased to $8.1 million in 6mths-13 from $8.3 million in 6mths-12, reflecting a $0.4 million decrease in FDIC deposit insurance expense, partially offset by a $0.2 million aggregate increase in salaries, benefits and stock compensation expense. The decrease in FDIC insurance expense was due to a smaller assessment base and an upgrade in INB’s assessment rating. We employed 78 people as of June 30, 2013, unchanged from June 30, 2012. For additional information on stock compensation, see note 10 to the financial statements in this report.

Provision for Income Taxes

The provision for income tax expense increased $0.9 million in 6mths-13 from 6mths-12 due to higher pre-tax income. Nearly all of the expense for both periods reflected the partial utilization of our deferred tax asset. For information on the deferred tax asset, see note 11 to the financial statements in this report. Our effective income tax rate (inclusive of state and local taxes) was approximately 44% in 6mths-13 and 46% in 6mths-12.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 13 to the financial statements in this report.

Liquidity and Capital Resources

General

The following discussion serves as an update to the section entitled “Liquidity and Capital Resources,” which begins on page 64 of our 2012 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the six-months ended June 30, 2013, see the condensed consolidated statements of cash flows in this report.

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

At June 30, 2013, INB had cash and short-term investments totaling $85 million and approved commitments to lend of $26 million (which excludes an additional $90 million of potential new loan commitments that were in process as of that date), most of which are anticipated to be funded over the next 12 months from cash on hand.

At June 30, 2013, total consolidated deposits amounted to $1.29 billion, consisting of certificate of deposit accounts (CDs) totaling $883 million, and checking, savings and money market accounts aggregating to $410 million. CDs represented 68% of total deposits and CDs of $100,000 or more totaled $446 million and included $70 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 1.5 years and 4.89%, respectively, at June 30, 2013, and $33 million mature by June 30, 2014. At June 30, 2013, $449 million, or 51% of total CDs (inclusive of brokered deposits), mature within one year.

In the first half of 2013, INB experienced net deposit outflow of $69 million, consisting of the repayment of $8 million of maturing brokered deposits and net reductions of $46 million in CDs and $15 million in total money market and checking deposit accounts. INB funded this net outflow through a portion of the cash flows from the principal repayments of loans and calls of its security investments. INB’s current objective is to maintain its deposit rates at competitive levels in order to promote a stable deposit base that can be adjusted as needed to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio stood at 77% as of June 30, 2013.

At June 30, 2013, $144 million, or 14%, of INB’s loan portfolio (excluding nonaccrual loans) was scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, approximately $58 million of INB’s security investments could potentially be called or repaid if interest rates remain at or near current levels. Absent a need for these cash inflows, a large portion is expected to be reinvested into new loans or similar securities, with potentially lower market rates.

At June 30, 2013, INB had no borrowed funds outstanding. At June 30, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support $442 million in aggregate borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from two banks totaling $25 million. However, these two lines are cancelable by the lenders at any time.

This total borrowing capacity of $467 million at June 30, 2013 represented a decrease of $45 million from December 31, 2012, primarily due to a lower level of security investments outstanding. At June 30, 2013, INB’s secured lines of credit represented 54% of INB’s total money-market deposit accounts and all CDs maturing within one year.

INB has historically paid cash dividends to IBC to fund IBC’s debt service requirements on its outstanding debt as well as the payment of any dividends on IBC’s capital stock. From January 2010 through March 21, 2013, as required by the OCC, INB suspended the declaration and payment of dividends to IBC in order to preserve capital. In June 2013, INB, with regulatory approval from the OCC, paid a $12.2 million cash dividend to IBC in order to fund IBC’s partial redemption of its Preferred Stock, described below. As discussed in note 15 to the financial statements in this report, at June 30, 2013, INB’s regulatory capital ratios were well in excess of those required to be considered a well-capitalized institution. INB does not expect to need additional capital over the next twelve months. INB has received regulatory approval to make an additional dividend payment in the amount of $18.7 million to IBC in August 2013 to fund the redemption of IBC’s remaining shares of Series A Preferred Stock (the “Preferred Stock”) as discussed below.

As of June 30, 2013, INB’s dividend policy is to pay dividends at levels consistent with maintaining its desired liquidity and capital ratios and debt servicing obligations. Under the National Bank Act and the OCC regulations, INB’s board of directors may declare dividends to be paid out of INB’s undivided profits. No dividend may be paid by INB without the OCC’s approval if the total amount of all dividends, including the then proposed dividend, declared by INB in any calendar year exceeds INB’s total retained net income for that year, combined with its retained net income for the preceding two years. Also, INB may not declare or pay any dividends if, after making the dividend, INB would be “undercapitalized” and no dividend may be paid by INB if it is in default with respect to any deposit insurance assessment due to the FDIC. See the discussion below regarding IBC’s regulatory restrictions with respect to accepting dividends from INB. INB plans to pay an additional cash dividend to IBC in August 2013 as discussed below.

Intervest Bancshares Corporation

At June 30, 2013, IBC had cash and short-term investments totaling $6.8 million, of which $6.5 million was available for use (inclusive of $4.9 million of cash on deposit with INB). At June 30, 2013, IBC had accumulated and unpaid Preferred Stock dividends in arrears of $3.7 million. Dividends in arrears are recorded as a reduction in common stockholders’ equity only when they are declared and payable.

From February 2010 through May 2013, as required by the FRB, IBC had suspended the declaration and payment of dividends on its capital stock and the payment of interest on its outstanding debt in order to preserve cash and capital so that it can be a source of strength for INB. In June 2013, with permission from the FRB, IBC accepted a cash dividend payment of $12.2 million from INB. IBC also received permission to pay accrued interest on its outstanding debt and to participate in an auction conducted by the U.S. Treasury to re-purchase from the Treasury IBC’s Preferred Stock. See notes 8 and 9 to the financial statements in this report for discussions regarding IBC’s successful bid and repurchase on June 24, 2013 of 6,250 of its 25,000 shares of then outstanding Preferred Stock, as well as the payment of accrued interest payable on its outstanding debentures.

As of June 30, 2013, IBC remained subject to the written agreement with the FRB and the restrictions contained therein, including the requirement for IBC to obtain regulatory approval to accept dividend payments from INB. IBC has been informed by the FRB that it is reviewing the need for such agreement and IBC has advised the FRB that in IBC’s view it has complied with the requirements of the agreement. As discussed in note 15 to the financial statements in this report, IBC’s regulatory capital ratios at June 30, 2013 well exceeded its current minimum requirements.

On July 17, 2013, IBC announced its intention to redeem the remaining 18,750 shares of Preferred Stock outstanding. The effective date of the planned redemption is August 15, 2013. The purchase price for these shares will be the stated liquidation value of $1,000 per share, plus any accumulated and unpaid dividends that have been earned thereon or a total expected cost of approximately $22.6 million to redeem the shares. The redemption will be recorded as a reduction in stockholders’ equity and regulatory capital. IBC has received all necessary regulatory approvals to complete the redemption. Following the redemption, no shares of IBC’s Preferred Stock will remain outstanding. IBC will use the planned $18.7 million cash dividend from INB to be paid in August 2013, together with a portion of IBC’s cash on hand, to complete this transaction.

Summary

We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments, maturing liabilities and planned redemption of the Preferred Stock.

We are not aware of any trends, known demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed or that may be placed on us by our regulators (currently those with respect to the payment of cash dividends and interest on debt obligations and the incurrence of new debt) that would adversely impact our liquidity and ability to raise funds to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed.

Additional information concerning investment securities, deposits, borrowings and preferred stock, including interest rates, dividends and maturity dates thereon, can be found in notes 2, 6, 7, 8, and 9 to the financial statements in this report.

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2013 due within the periods shown.

		Amounts Due In
($ in thousands)	Total	July 1 to Dec 31, 2013	2014 and 2015	2016 and 2017	2018 and Later
Deposits with stated maturities	$883,288	$312,082	$390,779	$158,272	$22,155
Deposits with no stated maturities	409,887	409,887	-	-	-
Subordinated debentures - capital securities	56,702	-	-	-	56,702
Mortgage escrow payable and official checks outstanding	29,909	29,909	-	-	-
Unfunded loan commitments and lines of credit (1)	26,310	26,310	-	-	-
Operating lease payments	16,654	696	3,127	3,010	9,821
Accrued interest payable on deposits	2,143	2,143	-	-	-
Accrued interest payable on all borrowed funds	58	58	-	-	-
Death benefit payments	306	132	174	-	-
Preferred cumulative dividends (2)	140	140	-	-	-
Preferred cumulative dividends unpaid and in arrears (3)	3,701	3,701	-	-	-
	$1,429,098	$785,058	$394,080	$161,282	$88,678

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

(2)	Assumes $18.8 million of cumulative preferred stock will be outstanding through August 15, 2013 at a dividend rate of 5% per year.

(3)	Assumes dividends in arrears will be repaid by August 15, 2013.

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

As discussed in our 2012 10-K, the amount of fixed-rate loans in our loan portfolio has increased over the last several years and such loans constitute approximately 94%, or $990 million, of the loan portfolio at June 30, 2013. We also have loans (approximately 5% or $57 million) in the portfolio that have terms that call for predetermined increases in the interest rate at various times over the life of the loan. Included in our fixed-rate loans above is approximately $80 million of loans (originated mostly since the beginning of 2012) whereby the borrower has the option prior to maturity and with the payment of a specified fee, to extend the loan for a new term at an interest rate per annum equal to the greater of the old rate or a new rate based on a fixed spread (ranging from 250 to 300 basis points) over a specified index, subject to meeting our underwriting requirements. The future repricing of our loans that have predetermined rate increases or the aforementioned options may not be at the same magnitude as general changes in market rates.

The loan portfolio at June 30, 2013 also included approximately 1%, or $12 million, of floating-rate loans that have a “floor” or minimum rate that was determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan’s interest rate. Our entire loan portfolio had a short weighted-average life of approximately 4.2 years at June 30, 2013.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of June 30, 2013, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$67,214	$93,394	$638,615	$221,509	$1,020,732
Loans - performing nonaccrual TDRs (1)	-	26,817	9,005	-	35,822
Securities held to maturity (2)	159,118	130,360	107,780	10,805	408,063
Securities available for sale (2)	1,011	-	-	-	1,011
Short-term investments	6,608	-	-	-	6,608
FRB and FHLB stock	2,360	-	-	5,869	8,229
Interest-earning time deposits with banks	-	200	5,170	-	5,370
Total rate-sensitive assets	$236,311	$250,771	$760,570	$238,183	$1,485,835
Deposit accounts (3):
Interest checking	$23,596	$-	$-	$-	$23,596
Savings	9,640	-	-	-	9,640
Money market	371,553	-	-	-	371,553
Certificates of deposit	126,209	322,906	427,647	6,526	883,288
Total deposits	530,998	322,906	427,647	6,526	1,288,077
Debentures (1)	56,702	-	-	-	56,702
Accrued interest on all borrowed funds (1)	58	-	-	-	58
Total borrowed funds	56,760	-	-	-	56,760
Total rate-sensitive liabilities	$587,758	$322,906	$427,647	$6,526	$1,344,837
GAP (repricing differences)	$(351,447)	$(72,135)	$332,923	$231,657	$140,998
Cumulative GAP	$(351,447)	$(423,582)	$(90,659)	$140,998	$140,998
Cumulative GAP to total assets	(22.0)%	(26.5)%	(5.7)%	8.8%	8.8%

Significant assumptions used in preparing the preceding gap table follow:

(1)

Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $3.2 million are also excluded from the table.

(2)

Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate is scheduled to change. A large number of the securities have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value (or $2.9 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

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

At June 30, 2013, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $424 million, or a negative 26.5% of total assets, at June 30, 2013. As a result of the negative one-year gap, the composition of our balance sheet at June 30, 2013 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table that follows summarizes the results of certain scenarios of our earnings simulation model as of June 30, 2013. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

		Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)
Next 12 months	$37,699	$37,463	$36,282	$31,918
% change		-0.63%	-3.76%	-15.33%
Next 13-24 months	$40,011	$37,296	$37,732	$34,803
% change		-6.79%	-5.70%	-13.02%
2 Year Cumulative	$77,710	$74,759	$74,014	$66,721
% change		-3.80%	-4.76%	-14.14%

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no direct risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in note 16 to the financial statements in this report. We also actively monitor and manage our interest rate risk exposure as discussed in Item 2 above under the caption “Asset and Liability Management.”

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of June 30, 2013, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2012 10-K, where such factors are discussed on pages 28 through 36. There were no material changes to the risk factors during the quarter ended June 30, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

At June 30, 2013, IBC had total accumulated and unpaid preferred stock dividends in arrears of $3.7 million on $18,750,000 aggregate face value of its outstanding Series A Preferred Stock. Dividend requirements on the preferred stock are cumulative and accrue and compound on each subsequent payment date at the rate of 5% annually through December 2013.

IBC has received regulatory approval to redeem all of the remaining shares (18,750) of the preferred stock, along with all accrued and unpaid dividends through the redemption date, which is planned for August 15, 2013.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: August 1, 2013	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2013	By: /s/ John J. Arvonio
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

101.0

The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes. **

**

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