Form 10-Q
period 2013-09-30
INTERVEST BANCSHARES CORP
filed 2013-11-05
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of October 31, 2013, there were 21,917,823 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

September 30, 2013 FORM 10-Q

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

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At September 30, 2013	At December 31, 2012

ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$25,292	$57,641
Federal funds sold and other short-term investments	4,961	2,754

Total cash and cash equivalents	30,253	60,395
Time deposits with banks	5,370	5,170
Securities available for sale (estimated fair value of $1,016 and $1,000, respectively)	1,016	1,000
Securities held to maturity (estimated fair value of $410,304 and $442,166, respectively)	416,321	443,777
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,237	8,151
Loans receivable (net of allowance for loan losses of $26,777 and $28,103, respectively)	1,073,500	1,079,363
Accrued interest receivable	4,735	5,191
Loan fees receivable	2,511	3,108
Premises and equipment, net	4,129	3,878
Foreclosed real estate (net of valuation allowance of $2,123 and $5,339, respectively)	12,019	15,923
Deferred income tax asset	21,774	29,234
Other assets	4,374	10,602

Total assets	$1,584,239	$1,665,792

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$5,138	$5,130
Interest-bearing deposit accounts:
Checking (NOW) accounts	15,816	15,185
Savings accounts	9,670	9,601
Money market accounts	370,367	395,825
Certificate of deposit accounts	897,412	936,878

Total deposit accounts	1,298,403	1,362,619
Long-term debt - subordinated debentures (capital securities)	56,702	56,702
Accrued interest payable on long term debt	463	6,228
Accrued interest payable on deposits	1,398	2,379
Mortgage escrow funds payable	27,003	17,743
Official checks outstanding	5,224	7,003
Other liabilities	2,758	2,171

Total liabilities	1,391,951	1,454,845

STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2012)	-	25
Additional paid-in-capital, preferred	-	24,975
Preferred stock discount	-	(376)
Common stock ($1.00 par value; 62,000,000 shares authorized; 21,916,623 and 21,589,589 shares issued and outstanding, respectively)	21,917	21,590
Additional paid-in-capital, common	87,066	85,726
Unearned compensation on restricted common stock awards	(1,447)	(715)
Retained earnings	84,752	79,722

Total stockholders’ equity	192,288	210,947

Total liabilities and stockholders’ equity	$1,584,239	$1,665,792

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,

($ in thousands, except per share data)	2013	2012	2013	2012

INTEREST AND DIVIDEND INCOME
Loans receivable	$14,486	$17,351	$44,230	$53,202
Securities	1,121	1,719	3,213	6,255
Other interest-earning assets	17	12	53	29

Total interest and dividend income	15,624	19,082	47,496	59,486

INTEREST EXPENSE
Deposits	6,392	8,654	19,810	28,214
Subordinated debentures - capital securities	402	466	1,277	1,392
FHLB advances and all other borrowed funds	-	103	-	358

Total interest expense	6,794	9,223	21,087	29,964

Net interest and dividend income	8,830	9,859	26,409	29,522
Provision (credit) for loan losses	250	-	(1,500)	-

Net interest and dividend income after provision (credit) for loan losses	8,580	9,859	27,909	29,522

NONINTEREST INCOME
Income from the early repayment of mortgage loans	619	765	1,909	2,730
Income from mortgage lending activities	455	332	1,112	793
Customer service fees	100	90	289	352
Impairment writedowns on investment securities	(273)	-	(964)	(157)

Total noninterest income	901	1,187	2,346	3,718

NONINTEREST EXPENSES
Salaries and employee benefits	2,081	2,122	6,394	6,271
Occupancy and equipment, net	554	523	1,632	1,566
Data processing	97	83	271	284
Professional fees and services	327	370	1,095	1,129
Stationery, printing, supplies, postage and delivery	61	78	207	200
FDIC insurance	318	581	1,129	1,816
General insurance	153	143	455	433
Director and committee fees	85	103	272	317
Advertising and promotion	7	5	17	12
Real estate activities expense (income), net	212	883	(1,120)	1,822
Provision for real estate losses	250	1,025	955	2,933
All other	179	152	482	445

Total noninterest expenses	4,324	6,068	11,789	17,228

Earnings before provision for income taxes	5,157	4,978	18,466	16,012
Provision for income taxes	2,300	2,300	8,179	7,320

Net earnings	2,857	2,678	10,287	8,692
Preferred stock dividend requirements and discount amortization	(269)	(453)	(1,057)	(1,345)

Net earnings available to common stockholders	$2,588	$2,225	$9,230	$7,347

Basic earnings per common share	$0.12	$0.10	$0.42	$0.34
Diluted earnings per common share	$0.12	$0.10	$0.42	$0.34
Cash dividends per common share	$-	$-	$-	$-

  See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,

	2013		2012

($ in thousands)	Shares	Amount	Shares	Amount

PREFERRED STOCK
Balance at beginning of period	25,000	$25	25,000	$25
Redemption of preferred stock	(25,000)	(25)	-	-

Balance at end of period	-	-	25,000	25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning of period		24,975		24,975
Redemption of preferred stock		(24,975)		-

Balance at end of period		-		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		(376)		(762)
Amortization of preferred stock discount		376		290

Balance at end of period		-		(472)

COMMON STOCK
Balance at beginning of period	21,589,589	21,590	21,125,289	21,125
Issuance of 330,700 and 465,400 shares of restricted stock	330,700	331	465,400	466
Issuance of 14,967 and 100 shares upon exercise of stock options	14,967	15	100	-
Forfeiture of 18,633 and 1,200 shares of restricted stock	(18,633)	(19)	(1,200)	(1)

Balance at end of period	21,916,623	21,917	21,589,589	21,590

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		85,726		84,765
Issuance of 330,700 and 465,400 shares of restricted stock		1,157		884
Issuance of 14,967 and 100 shares upon exercise of stock options		39		-
Forfeiture of 18,633 and 1,200 shares of restricted stock		(40)		(2)
Excess income tax benefit from vesting of restricted stock		150		-
Compensation expense related to grants of stock options		34		61

Balance at end of period		87,066		85,708

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(715)		(483)
Issuance of 330,700 and 465,400 shares of restricted stock		(1,488)		(1,350)
Amortization of unearned compensation to compensation expense		756		827

Balance at end of period		(1,447)		(1,006)

RETAINED EARNINGS
Balance at beginning of period		79,722		67,886
Net earnings		10,287		8,692
Cash dividend declared and paid on preferred stock		(5,068)		-
Discount from redemption of preferred stock		187		-
Preferred stock discount amortization		(376)		(290)

Balance at end of period		84,752		76,288

Total stockholders’ equity at end of period	21,916,623	$192,288	21,614,589	$207,108

Preferred stockholder’s equity	-	-	25,000	$24,528
Common stockholders’ equity	21,916,623	192,288	21,589,589	182,580

Total stockholders’ equity at end of period	21,916,623	$192,288	21,614,589	$207,108

  See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,

($ in thousands)	2013	2012

OPERATING ACTIVITIES
Net earnings	$10,287	$ 8,692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	258	260
(Credit) provisions for loan and real estate losses, net	(545)	2,933
Deferred income tax expense	7,460	6,844
Compensation expense related to grants of common stock and options	731	885
Amortization of deferred debenture offering costs	28	28
Amortization of premiums (accretion) of discounts and deferred loan fees, net	610	299
Net gain on sales of foreclosed real estate	(820)	-
Impairment writedowns on investment securities	964	157
Net (decrease) increase in accrued interest payable on debentures	(5,765)	1,406
Net (decrease) increase in official checks outstanding	(1,779)	5,385
Net decrease in loan fees receivable	597	755
Net change in all other assets and liabilities	7,716	1,842

Net cash provided by operating activities	19,742	29,486

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	99,705	501,870
Purchases of securities held to maturity	(75,051)	(243,486)
Purchases of securities available for sale	(16)	-
Purchases of interest-earning time deposits with banks	(200)	(2,200)
(Purchases) redemptions of FRB and FHLB stock, net	(86)	792
Repayments of loans receivable, net of originations	7,337	6,543
Proceeds from sales of foreclosed real estate	3,569	3,544
Purchases of premises and equipment, net	(509)	(75)

Net cash provided by investing activities	34,749	266,988

FINANCING ACTIVITIES
Net decrease in deposits	(64,216)	(229,815)
Net increase in mortgage escrow funds payable	9,260	8,246
Net decrease in FHLB advances - original terms of more than 3 months	-	(10,500)
Redemption of preferred stock	(24,813)	-
Cash dividends paid to preferred stockholders	(5,068)	-
Proceeds from issuance of common stock upon exercise of options	54	-
Excess tax benefit from exercise of options and vesting of restricted stock	150	-

Net cash used in financing activities	(84,633)	(232,069)

Net (decrease) increase in cash and cash equivalents	(30,142)	64,405
Cash and cash equivalents at beginning of period	60,395	29,863

Cash and cash equivalents at end of period	$ 30,253	$ 94,268

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$27,805	$30,264
Cash paid for income taxes	900	733
Loans transferred to foreclosed real estate	3,040	1,457
Loans originated to finance sales of foreclosed real estate	3,240	1,400
Preferred stock dividend requirements and amortization of related discount	1,057	1,345

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

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies, Continued

Recent Accounting Standards Update, Continued

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of ASU 2013-11 on our financial statements.

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did have an impact on our financial statements.

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

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2- Securities Held to Maturity and Available for Sale

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity

At September 30, 2013
U.S. government agencies (1)	176	$333,124	$490	$4,163	$329,451	0.93%	2.9 Yrs	4.1 Yrs
Residential mortgage-backed (2)	56	80,061	225	640	79,646	1.97%	4.6 Yrs	15.0 Yrs
State and municipal	1	532	-	3	529	1.25%	3.5 Yrs	3.5 Yrs
Corporate (3)	8	2,604	-	1,926	678	2.00%	19.5 Yrs	20.2 Yrs

	241	$416,321	$715	$6,732	$410,304	1.14%	3.3Yrs	6.3 Yrs

At December 31, 2012
U.S. government agencies (1)	165	$355,244	$1,109	$233	$356,120	0.87%	1.6 Yrs	4.6 Yrs
Residential mortgage-backed (2)	48	84,279	651	72	84,858	1.76%	3.3 Yrs	17.3 Yrs
State and municipal	1	533	-	3	530	1.25%	4.2 Yrs	4.3 Yrs
Corporate (3)	8	3,721	-	3,063	658	2.11%	20.3 Yrs	20.9 Yrs

	222	$443,777	$1,760	$3,371	$442,166	1.05%	2.0 Yrs	7.1 Yrs

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

(2)

At September 30, 2013, consisted of $14.5 million of Government National Mortgage Association (GNMA) pass-through certificates, $46.3 million of FNMA participation certificates and $19.3 million of FHLMC participation certificates. At December 31, 2012, consisted of $18.7 million of GNMA pass-through certificates, $40.0 million of FNMA participation certificates and $25.6 million of FHLMC participation certificates. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments.

(3)

Consist of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at September 30, 2013 and December 31, 2012 is reported net of other than temporary impairment charges of $5.2 million and $4.2 million, respectively.

The estimated fair values of securities held to maturity with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

At September 30, 2013
U.S. government agencies	137	$257,171	$4,163	$ -	$ -	$257,171	$4,163
Residential mortgage-backed	38	49,827	623	917	17	50,744	640
State and municipal	1	529	3	-	-	529	3
Corporate	8	-	-	678	1,926	678	1,926

	184	$307,527	$4,789	$1,595	$1,943	$309,122	$6,732

At December 31, 2012
U.S. government agencies	53	$129,365	$ 233	$ -	$ -	$129,365	$ 233
Residential mortgage-backed	14	24,481	72	-	-	24,481	72
State and municipal	1	530	3	-	-	530	3
Corporate	8	-	-	658	3,063	658	3,063

	76	$154,376	$ 308	$ 658	$3,063	$155,034	$3,371

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

The following table provides various information regarding trust preferred securities.

($ in thousands)	Credit	Cost	Write Downs	Adj. Cost	Estimated Fair	Unrealized	% of Collateral		# of Banks	Discount (4)		PV of Expected
Cusip # (1)	Rating (1)	Basis	(2)	Basis	Value (3)	Loss	Defaulted	Deferred	in Pool	Margin	Rate	Cash Flows

At September 30, 2013
74041PAEO	C	$ 998	$ (918)	$ 80	$ 29	$ (51)	43.20%	14.80%	39	1.92%	5.22%	$ 338
74040XAD6	CC	995	(485)	510	176	(334)	17.20%	9.80%	54	1.64%	5.17%	978
74040XAE4	CC	973	(462)	511	176	(335)	17.20%	9.80%	54	1.85%	5.39%	953
74040XAE4	CC	973	(462)	511	176	(335)	17.20%	9.80%	54	1.85%	5.39%	953
74040YAF9	CC-	900	(767)	133	33	(100)	29.00%	5.90%	58	1.88%	5.32%	769
74040YAE2	CC-	919	(787)	132	33	(99)	29.00%	5.90%	58	1.70%	5.14%	785
74041UAE9	C+	1,021	(658)	363	27	(336)	8.00%	29.00%	64	1.36%	4.78%	725
74041UAE9	C+	1,022	(658)	364	28	(336)	8.00%	29.00%	64	1.39%	4.81%	724

		$7,801	$(5,197)	$2,604	$678	$(1,926)						$6,225

At December 31, 2012
74041PAEO	C	$ 999	$ (797)	$ 202	$ 31	$ (171)	39.23%	13.76%	39	1.92%	4.04%	$ 348
74040XAD6	C+	1,010	(316)	694	180	(514)	16.31%	9.19%	54	1.64%	3.97%	989
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040XAE4	C+	988	(294)	694	180	(514)	16.31%	9.19%	54	1.85%	4.18%	959
74040YAF9	C	952	(718)	234	32	(202)	27.24%	13.28%	58	1.88%	4.04%	642
74040YAE2	C	972	(737)	235	32	(203)	27.24%	13.28%	58	1.70%	3.86%	655
74041UAE9	C+	1,022	(539)	483	11	(472)	7.80%	31.17%	64	1.36%	3.61%	638
74041UAE9	C+	1,023	(538)	485	12	(473)	7.80%	31.17%	64	1.39%	3.64%	636

		$7,954	$(4,233)	$3,721	$658	$(3,063)						$5,826

(1) All of these securities were on cash basis accounting because INB is currently not receiving all scheduled contractual interest payments on these securities. A large portion of the contractual cash flows for the interest payments on these securities are being redirected to a more senior class of bondholders to pay down the principal balance on the more senior class faster. This occurs when deferral and default activity reduces the security’s underlying performing collateral to a level where a predetermined coverage test fails and requires cash flows from interest payments to be redirected to a senior class of security holders. If no additional deferrals or defaults occur, such test will eventually be met again through the redirection of the cash flow and cash interest payments would resume on INB’s bonds, although no assurance can be given as to the amount and timing of the resumption, if any. In the first nine months of 2013, INB received payments on cusips# 74040XAD6, 74040XAE4, 74040YAF9 and 74040YAE2 totaling approximately $153,000. The credit rating represents a composite rating derived from third party credit rating agencies (Moody’s and Fitch).

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

The table below provides a cumulative roll forward of credit losses recognized on securities held to maturity for the periods indicated.

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2013	2012	2013	2012

Balance at beginning of period	$4,924	$3,808	$4,233	$3,651
Additional credit losses on debt securities for which OTTI was previously recognized	273	-	964	157

Balance at end of period	$5,197	$3,808	$5,197	$3,808

The following table is a summary of the carrying value (amortized cost) and fair value of securities held to maturity as of September 30, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The amounts reported in the table below do not consider the effects of possible prepayments or unscheduled repayments of the securities held to maturity portfolio.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield

Due in one year or less	$ 17,094	$ 17,196	1.24%
Due after one year through five years	243,465	241,627	0.85
Due after five years through ten years	98,322	96,382	1.27
Due after ten years	57,440	55,099	2.09

	$416,321	$410,304	1.14%

At September 30, 2013 and December 31, 2012, the carrying value of securities available for sale amounted to approximately $1.0 million, which also approximated estimated fair value. The investment represented approximately 91,210 and 90,000 shares owned at September 30, 2013 and December 31, 2012, respectively, in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At September 30, 2013		At December 31, 2012
($ in thousands)	# of Loans	Amount	# of Loans	Amount

Loans Secured By Real Estate:
Commercial loans	383	$ 817,572	376	$ 852,213
Multifamily loans	139	210,508	142	208,699
One to four family loans	19	68,662	13	41,676
Land loans	4	5,881	7	7,167

	545	1,102,623	538	1,109,755

All Other Loans:
Business loans	19	1,130	18	949
Consumer loans	14	347	12	359

	33	1,477	30	1,308

Loans receivable, gross	578	1,104,100	568	1,111,063
Deferred loan fees		(3,823)		(3,597)

Loans receivable, net of deferred fees		1,100,277		1,107,466
Allowance for loan losses		(26,777)		(28,103)

Loans receivable, net		$1,073,500		$1,079,363

At September 30, 2013 and December 31, 2012, there were $39.5 million and $45.9 million of loans, respectively, on nonaccrual status, and $11.4 million and $20.1 million of loans, respectively, classified as accruing TDRs. These loans represented all of our impaired loans as of those dates.

At September 30, 2013, there were seven loans totaling $18.4 million, compared to two loans totaling $4.4 million at December 31, 2012, that were 90 days past due and still accruing interest. This category normally consists of loans that have matured and were in the process of being extended, and the borrowers were making monthly payments.

The recorded investment, corresponding specific impairment valuation allowance and unpaid principal balance of our impaired loans at the dates indicated are summarized follows:

	(1) Recorded Investment by State								(2) Specific Valuation Allowance	(3) Total Unpaid Principal	# of Loans

($ in thousands)	NY	FL	NJ	GA	CT	OH	SD	Total

At September 30, 2013
Commercial real estate:
Retail	$8,779	$9,005	$-	$-	$2,735	$1,000	$-	$21,519	$1,661	$28,446	7
Office Building	-	15,242	-	8,695	-	-	-	23,937	1,977	24,451	3
Mixed Use	-	-	500	-	-	-	-	500	25	500	1
Multifamily	-	3,140	-	-	-	-	-	3,140	596	3,140	2
Land	-	-	-	-	-	-	1,802	1,802	498	1,802	1

Totals	$8,779	$27,387	$500	$8,695	$2,735	$1,000	$1,802	$50,898	$4,757	$58,339	14

At December 31, 2012
Commercial Real Estate
Retail	$11,837	$9,005	$-	$-	$-	$1,000	$-	$21,842	$1,966	$27,596	6
Office Building	-	17,988	883	-	-	-	-	18,871	583	19,621	3
Warehouse	950	-	-	-	-	-	-	950	28	950	1
Mixed Use	8,632	-	500	-	-	-	-	9,132	1,248	9,421	4
Multifamily	-	12,577	-	-	-	-	-	12,577	1,542	14,225	6
Land	515	-	-	-	-	-	2,086	2,601	521	2,601	3

Totals	$21,934	$39,570	$1,383	$-	$-	$1,000	$2,086	$65,973	$5,888	$74,414	23

(1)	Represents contractual unpaid principal less any partial principal chargeoffs and interest received and applied as a reduction of principal.

(2)	Represents a specific valuation allowance against the recorded investment included as part of the overall allowance for loan losses. All impaired loans at the dates indicated in the table had a specific valuation allowance.

(3)	Represents contractual unpaid principal balance (shown for informational purposes only). The borrowers are obligated to pay such amounts, however the ultimate collection by us of such amounts in this column cannot be assured.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

Other information related to our impaired loans is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2013	2012	2013	2012

Average recorded investment in nonaccrual loans	$39,159	$49,788	$41,039	$53,809
Total cash basis interest income recognized on nonaccrual loans	521	633	1,729	2,055

Average recorded investment in accruing TDR loans	11,423	14,380	14,482	10,341
Total interest income recognized on accruing TDR loans under modified terms	152	233	581	493

Age analysis of our loan portfolio by segment at September 30, 2013 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$ 780,338	$ 758,670	$ -	$ 3,265	$ 18,403	$21,668	$ -
Multifamily	208,225	208,225	-	-	-	-	-
One to four family	68,662	68,662	-	-	-	-	-
Land	5,881	5,881	-	-	-	-	-
All other	1,477	1,477	-	-	-	-	-
Total accruing loans	1,064,583	1,042,915	-	3,265	18,403	21,668	-
Nonaccrual Loans (1):
Commercial real estate	37,234	36,720	-	-	514	514	37,234
Multifamily	2,283	2,283	-	-	-	-	2,283
Total nonaccrual loans	39,517	39,003	-	-	514	514	39,517
Total loans	$1,104,100	$1,081,918	$ -	$3,265	$18,917	$22,182	$39,517
Age analysis of our loan portfolio by segment at December 31, 2012 is summarized as follows:
($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$ 816,357	$ 799,130	$12,836	$ -	$ 4,391	$17,227	$ -
Multifamily	198,942	198,942	-	-	-	-	-
One to four family	41,676	41,676	-	-	-	-	-
Land	6,882	4,221	2,661	-	-	2,661	-
All other	1,308	1,308	-	-	-	-	-
Total accruing loans	1,065,165	1,045,277	15,497	-	4,391	19,888	-
Nonaccrual Loans (1):
Commercial real estate	35,856	32,701	-	-	3,155	3,155	35,856
Multifamily	9,757	7,261	-	-	2,496	2,496	9,757
Land	285	285	-	-	-	-	285
Total nonaccrual loans	45,898	40,247	-	-	5,651	5,651	45,898
Total loans	$1,111,063	$1,085,524	$15,497	$ -	$10,042	$25,539	$45,898

(1)

The amount of nonaccrual loans in the current column included $35.8 million of TDRs at September 30, 2013 and $36.3 million of TDRs at December 31, 2012 for which payments are being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

Information regarding the credit quality of the loan portfolio based on internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total

At September 30, 2013
Commercial real estate	$ 743,233	$15,183	$59,156	$ 817,572
Multifamily	204,994	2,374	3,140	210,508
One to four family	68,662	-	-	68,662
Land	4,079	-	1,802	5,881
All other	1,477	-	-	1,477

Total loans	$1,022,445	$17,557	$64,098	$1,104,100

Allocation of allowance for loan losses	$ 20,626	$ 410	$ 5,741	$ 26,777

At December 31, 2012
Commercial real estate	$ 775,136	$17,041	$60,036	$ 852,213
Multifamily	193,738	2,384	12,577	208,699
One to four family	41,676	-	-	41,676
Land	4,566	-	2,601	7,167
All other	1,308	-	-	1,308

Total loans	$1,016,424	$19,425	$75,214	$1,111,063

Allocation of allowance for loan losses	$ 20,037	$ 443	$ 7,623	$ 28,103

(1)

Substandard loans consist of $39.5 million of nonaccrual loans, $6.0 million of accruing TDRs and $18.6 million of other performing loans at September 30, 2013, compared to $45.9 million of nonaccrual loans, $20.1 million of accruing TDRs and $9.2 million of other performing loans at December 31, 2012. At September 30, 2013, we also had one accruing TDR for $5.4 million which was rated pass.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At September 30, 2013		At December 31, 2012
	Amount	% of Total	Amount	% of Total

New York	$ 667,265	60.0%	$717,141	64.5%
Florida	314,274	29.0	286,619	25.8
New Jersey	18,125	1.6	26,425	2.4
North Carolina	17,746	1.6	14,256	1.3
Pennsylvania	17,022	1.5	10,270	0.9
Georgia	16,246	1.5	11,752	1.1
Virginia	11,560	1.0	11,758	1.1
Kentucky	10,619	1.0	7,512	0.7
South Carolina	9,272	0.8	5,853	0.5
Connecticut	8,482	0.8	11,216	1.0
Tennessee	5,626	0.5	770	0.0
Ohio	2,236	0.2	2,260	0.2
South Dakota	1,802	0.2	2,086	0.2
All other states	3,825	0.3	3,145	0.3

	$1,104,100	100.0%	$1,111,063	100.0%

Information regarding loans restructured during the nine-months ended September 30, 2013 follows:

	Number of Loans	Recorded Investment
($ in thousands)		Pre-Modification	Post-Modification

Commercial real estate – interest rate reduced	2	$9,159	$9,159

Information regarding loans restructured during the nine-months ended September 30, 2012 is as follows:

	Number of Loans	Recorded Investment

($ in thousands)		Pre-Modification	Post-Modification

Land – extended maturity date	2	$520	$520

During the nine-months ended September 30, 2013, there was one TDR (which loan was modified within the previous 12 months) in the amount of $3.0 million that defaulted in March 2013. This loan subsequently was paid off in June 2013. During the nine-months ended September 30, 2013, one TDR in the amount of $1.9 million matured. This loan was re-financed by INB and transferred to a performing non-TDR category since the borrower was no longer experiencing financial difficulties. For the nine-months ended September 30, 2012, there were no TDRs that defaulted or TDRs transferred to a non-TDR loan category.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

The distribution of TDRs by accruing versus non-accruing, by loan type and by geographic distribution follows:

($ in thousands)	At September 30, 2013	At December 31, 2012

Performing - nonaccrual status	$35,768	$36,291
Performing - accrual status	11,381	20,076

	$47,149	$56,367

Commercial real estate	$42,207	$43,685
Multifamily	3,140	10,081
Land	1,802	2,601

	$47,149	$56,367

New York	$ 8,265	$18,478
Florida	27,387	33,920
New Jersey	-	883
Georgia	8,695	-
Ohio	1,000	1,000
South Dakota	1,802	2,086

	$47,149	$56,367

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total

Quarter Ended September 30, 2013
Balance at beginning of period	$17,596	$5,098	$2,795	$ 956	$10	$26,455
Loan chargeoffs	-	-	-	-	-	-
Loan recoveries (1)	67	5	-	-	-	72
Provision (credit) for loan losses	(175)	212	229	(15)	(1)	250

Balance at end of period	$17,488	$5,315	$3,024	$ 941	$ 9	$26,777

Quarter Ended September 30, 2012
Balance at beginning of period	$18,343	$8,480	$ 502	$1,509	$10	$28,844
Loan chargeoffs	(548)	-	-	-	-	(548)
Loan recoveries	63	23	-	-	-	86
Provision (credit) for loan losses	468	(381)	250	(337)	-	-

Balance at end of period	$18,326	$8,122	$ 752	$1,172	$10	$28,382

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total

Nine-Months Ended September 30, 2013
Balance at beginning of period	$19,051	$6,881	$1,120	$1,043	$ 8	$28,103
Loan chargeoffs	(1,932)	(6)	-	-	-	(1,938)
Loan recoveries (1)	947	682	-	483	-	2,112
Provision (credit) for loan losses	(578)	(2,242)	1,904	(585)	1	(1,500)

Balance at end of period	$17,488	$5,315	$3,024	$ 941	$ 9	$26,777

Nine-Months Ended September 30, 2012
Balance at beginning of period	$19,156	$8,848	$332	$2,069	$10	$30,415
Loan chargeoffs	(2,215)	(261)	-	-	-	(2,476)
Loan recoveries	383	60	-	-	-	443
Provision for loan losses	1,002	(525)	420	(897)	-	-

Balance at end of period	$18,326	$8,122	$752	$1,172	$10	$28,382

(1)	See note 14 to financial statements in this report for a discussion on recoveries.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Allowance for Loan Losses, Continued

The following tables set forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at the dates indicated.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total

At September 30, 2013
Loans:
Individually evaluated for impairment	$ 45,955	$ 3,141	$ -	$1,802	$ -	$ 50,898
Collectively evaluated for impairment	771,617	207,367	68,662	4,079	1,477	1,053,202

Total loans	$817,572	$210,508	$68,662	$5,881	$1,477	$1,104,100

Allowance for loan losses:
Individually evaluated for impairment (1)	$ 3,663	$ 596	$ -	$ 498	$ -	$ 4,757
Collectively evaluated for impairment	13,825	4,719	3,024	443	9	22,020

Total allowance for loan losses	$ 17,488	$ 5,315	$3,024	$ 941	$ 9	$ 26,777

At December 31, 2012
Loans:
Individually evaluated for impairment	$ 50,795	$ 12,577	$ -	$2,601	$ -	$ 65,973
Collectively evaluated for impairment	801,418	196,122	41,676	4,566	1,308	1,045,090

Total loans	$852,213	$208,699	$41,676	$7,167	$1,308	$1,111,063

Allowance for loan losses:
Individually evaluated for impairment (1)	$ 3,825	$ 1,542	$ -	$ 521	$ -	$ 5,888
Collectively evaluated for impairment	15,226	5,339	1,120	522	8	22,215

Total allowance for loan losses	$ 19,051	$ 6,881	$ 1,120	$1,043	$ 8	$ 28,103

(1) See note 3 to financial statements in this report.

Note 5 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At September 30, 2013		At December 31, 2012
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)

Commercial real estate	3	$ 5,334	2	$2,790
Multifamily	1	6,685	3	12,000
Land	-	-	1	1,133

Real estate acquired through foreclosure	4	$12,019	6	$15,923

  (1) Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,

($ in thousands)	2013	2012	2013	2012

Valuation allowance at beginning of period	$6,044	$7,945	$5,339	$6,037
Provision for real estate losses	250	1,025	955	2,933
Real estate chargeoffs	(4,171)	(3,642)	(4,171)	(3,642)

Valuation allowance at end of period	$2,123	$5,328	$2,123	$5,328

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At September 30, 2013		At December 31, 2012
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate

Within one year	$434,055	2.91%	$519,236	2.92%
Over one to two years	175,921	2.02	181,698	2.79
Over two to three years	108,008	2.25	89,049	2.74
Over three to four years	105,813	2.60	60,119	3.02
Over four years	73,615	2.02	86,776	2.93

	$897,412	2.54%	$936,878	2.89%

CDs of $100,000 or more totaled $467 million at September 30, 2013 and $463 million at December 31, 2012 and included brokered CDs of $85 million and $78 million, respectively.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Deposits, Continued

At September 30, 2013, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $220 million due within one year; $77 million due over one to two years; $60 million due over two to three years; $64 million due over three to four years; and $46 million due thereafter. At September 30, 2013, brokered CDs had a weighted average rate of 3.48% and their remaining maturities were as follows: $32 million due within one year; $5 million due over one to two years; $8 million due over two to three years; $24 million due over three to four years and $16 million due over four years.

Note 7 - Lines of Credit

At September 30, 2013, INB had $24 million of unsecured credit lines that were cancelable by the lender at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At September 30, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $441 million from the FHLB and FRB, if needed. There were no borrowings during 2013.

The following is a summary of certain information regarding FHLB advances in the aggregate.

	At or For the Quarter Ended September 30,			At or For the Nine-Months Ended September 30,

($ in thousands)	2013		2012	2013		2012

Balance at period end		-	$ 7,000		-	$ 7,000
Maximum amount outstanding at any month end for the period		-	$10,500		-	$13,500
Average outstanding balance for the period		-	$ 9,511		-	$11,215
Weighted-average interest rate paid for the period		-	4.31%		-	4.26%
Weighted-average interest rate at period end		-	4.22%		-	4.22%

Note 8 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At September 30, 2013			At December 31, 2012
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate

Capital Securities II - debentures due September 17, 2033	$15,464	$147	3.20%	$15,464	$1,661	3.26%
Capital Securities III - debentures due March 17, 2034	15,464	139	3.04%	15,464	1,577	3.10%
Capital Securities IV - debentures due September 20, 2034	15,464	119	2.65%	15,464	1,370	2.71%
Capital Securities V - debentures due December 15, 2036	10,310	58	1.90%	10,310	1,620	1.96%

	$56,702	$463		$56,702	$6,228

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures (the “Debentures”) that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II, III and IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.7 million at September 30, 2013. There were no issuance costs for Capital Securities V.

Interest payments on the Debentures (and the corresponding distributions on the Capital Securities) are payable in arrears as follows:

—	Capital Securities II - quarterly at the rate of 2.95% over 3 month libor;
—	Capital Securities III - quarterly at the rate of 2.79% over 3 month libor;
—	Capital Securities IV- quarterly at the rate of 2.40% over 3 month libor; and
—	Capital Securities V - quarterly at the rate of 1.65% over 3 month libor.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Subordinated Debentures - Capital Securities, Continued

Interest payments may be deferred at any time and from time to time during the term of the Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years, with no limitations on the number of deferral periods IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Debentures. During an interest deferral period, interest will continue to accrue on the Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Debentures. In February 2010, as required by its primary regulator, IBC exercised its right to defer interest payments as described above. In June 2013, IBC, with approval from its regulator, repaid all accrued interest payments in arrears as of that date on the Debentures. In September 2013, IBC again exercised its right to defer interest payments on the Debentures due to the restrictions of its written agreement with its regulator.

The Capital Securities are subject to mandatory redemption as follows: (i) in whole, but not in part, upon repayment of the Debentures at stated maturity or earlier, at the option of IBC, within 90 days following the occurrence and continuation of certain changes in the tax or capital treatment of the Capital Securities, or a change in law such that the statutory trust would be considered an investment company, contemporaneously with the redemption by IBC of the Debentures; and (ii) in whole or in part at any time contemporaneously with the optional redemption by IBC of the Debentures in whole or in part. Any redemption would be subject to the receipt of regulatory approvals.

Note 9 - Stockholders’ Equity and Redemption of Preferred Stock

IBC is authorized to issue up to 62.3 million shares of its capital stock, consisting of 62 million shares of common stock and 300,000 shares of preferred stock. IBC’s board of directors determines the powers, preferences and rights, and the qualifications, limitations, and restrictions thereof on any series of preferred stock issued.

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

On June 6, 2013, the Treasury announced its intent to sell its investment in IBC’s Preferred Stock, along with similar investments the Treasury had made in five other financial institutions, primarily to qualified institutional buyers and certain institutional accredited investors. IBC sought and obtained regulatory approvals allowing it to participate in the auction. Using a modified Dutch auction methodology that established a market price by allowing investors to submit bids at specified increments during the period from June 10 through June 13, 2013, the Treasury auctioned all of IBC’s 25,000 shares of Preferred Stock. IBC was the winning bidder on 6,250 shares of the Preferred Stock and the remaining 18,750 shares were purchased by unrelated third parties. The closing price of the auctioned shares was $970.00 per share. On June 24, 2013, IBC completed the repurchase of 6,250 shares of the Preferred Stock from the Treasury and those shares were retired. The shares were repurchased for $6.1 million, plus an additional $1.2 million in accrued and unpaid dividends through June 24, 2013, for a total of $7.3 million.

On August 15, 2013, IBC redeemed the remaining 18,750 shares of the Preferred Stock held by the unrelated third parties for a purchase price equaling the stated liquidation value of $1,000 per share, plus accumulated and unpaid dividends earned through August 15, 2013. The total cost of redeeming these shares was $22.6 million, which included $3.9 million of preferred dividends. IBC received all necessary regulatory approvals to complete the redemption. The Treasury continues to hold the Warrant as of September 30, 2013.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Common Stock Warrant, Options and Restricted Common Stock

IBC has shareholder-approved plans, the 2006 Long Term Incentive Plan and the 2013 Equity Incentive Plan (together referred to as the “Plans”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of common stock that may be awarded under the Plans is 2,250,000. At September 30, 2013, 777,993 shares of common stock were available for award under the Plans. There were no awards of stock options in the first nine months of 2013 or 2012.

A summary of activity in outstanding common stock options and related information follows:

	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise Price

($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total

Outstanding at December 31, 2012	691,882	116,640	120,190	68,910	38,200	42,300	1,078,122	$6.63
Forfeited/expired (2)	-	(1,200)	(1,200)	(1,100)	(1,900)	(3,300)	(8,700)	$5.52
Options exercised	-	-	-	(9,600)	(3,200)	(2,167)	(14,967)	$3.59

Outstanding at September 30, 2013	691,882	115,440	118,990	58,210	33,100	36,833	1,054,455	$6.68

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	100%	67%	33%	96%
Wtd-avg contractual remaining term (in years)	5.2	4.2	5.2	6.2	7.2	8.2	5.4
Intrinsic value at September 30, 2013 (4)	$1,737	-	$51	$228	$163	$198	$2,377

(1)	This is the warrant held by the U.S. Treasury as described in note 9 to the financial statements in this report.
(2)	Represent options forfeited or expired unexercised.
(3)

The $3.00 options further vest and become 100% exercisable on December 9, 2013. The $2.55 options further vest and become exercisable at the rate of 33.33% on December 8, 2013 and 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.

(4)	Intrinsic value was calculated using the closing price of IBC’s common stock on September 30, 2013 of $7.93.

A summary of selected information regarding restricted common stock awards made under the Plans during the nine months ended September 30, 2013 and 2012 follows:

($ in thousands, except per share amounts)	Stock Grant	Stock Grant

Grant date of award	1/24/13	1/19/12
Total restricted shares of stock awarded (1)	330,700	465,400
Estimated fair value per share awarded (2)	$4.50	$2.90
Total estimated fair value of award	$1,488	$1,350

Awards scheduled to vest as follows:
January 2013	-	256,800
January 2014	49,566	133,455
January 2015	170,888	75,145
January 2016	110,246	-

	330,700	465,400

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

(2)	Fair value of each award was estimated as of the grant date based on the closing market price of the common stock on the grant date.

A summary of activity in outstanding restricted common stock and related information follows:

	Price Per Share

	$2.35	$2.90	$4.50	Total

Outstanding at December 31, 2012	317,500	464,800	-	782,300
Shares vested and no longer restricted	-	(256,600)	-	(256,600)
Shares granted	-	-	330,700	330,700
Shares forfeited	(7,100)	(6,133)	(5,400)	(18,633)

Outstanding at September 30, 2013 (1) (2)	310,400	202,067	325,300	837,767

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Common Stock Warrant, Options and Restricted Common Stock, Continued

Notes to the preceding table follow:

(1)

All outstanding shares of restricted common stock were unvested at September 30, 2013 and subject to forfeiture. Shares issued at a price of $2.35 on December 9, 2010 will vest 100% on December 9, 2013. Shares issued at a price of $2.90 on January 19, 2012 will vest as follows: 130,200 on January 19, 2014 and 71,867 on January 19, 2015. Shares issued at a price of $4.50 on January 24, 2013 will vest as follows: 47,767 on January 24, 2014, 169,100 on January 24, 2015 and 108,433 on January 24, 2016.

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

Stock-based compensation expense is recognized on a straight-line basis and is recorded in “Salaries and Employee Benefits” with a corresponding increase to stockholders’ equity as paid in capital over the vesting period of each award and is as follows: for the quarter ended September 30, 2013 and 2012, $231,000 and $309,000, respectively, and for the nine-months ended September 30, 2013 and 2012, $731,000 and $885,000, respectively. At September 30, 2013, pre-tax compensation expense related to all nonvested awards of options and restricted stock not yet recognized totaled $1.5 million and such amount is expected to be recognized in the future over a weighted average period of approximately 2.0 years.

Our income taxes payable in the first nine months of 2013 was reduced by the excess income tax benefit associated with the vesting of restricted common stock awards and the exercise of stock option awards (calculated as the difference between the fair market value of the stock at the vesting date versus the grant date in the case of stock awards and the difference between the fair market value of the stock at the exercise date versus the exercise price per share in the case of options, multiplied by our effective income tax rate). The net tax benefit amounted to $150,000 and is required to be recorded as an increase to our paid-in capital. There was no such tax benefit for the same 2012 period.

Note 11 - Deferred Tax Asset

At September 30, 2013 and December 31, 2012, we had a deferred tax asset totaling $21.8 million and $29.2 million, respectively. The tax asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as an unused net operating loss carryforward (NOL) and Federal AMT credit carryforward, all of which can be applied against and reduce our future taxable income and tax liabilities.

At September 30, 2013, the gross NOL amounted to approximately $2 million for Federal purposes and $34 million for state and local purposes and the Federal AMT credit carryforward amounted to $1.8 million. The NOL carryforwards expire in 2030. The AMT credit carryforward has no expiration date. We have determined that a valuation allowance for our deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that our deferred tax asset will be fully realized. This conclusion is based on prior taxable earning history as well as our ability to generate sufficient future taxable earnings to recognize our deferred tax asset, as discussed in this report and in note 14 to the financial statements in our 2012 10-K.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,

	2013	2012	2013	2012

Basic Earnings Per Common Share:
Net earnings available to common stockholders	$2,588,000	$2,225,000	$9,230,000	$7,347,000
Weighted-Average number of common shares outstanding	21,915,596	21,589,744	21,891,886	21,558,092

Basic Earnings Per Common Share	$0.12	$0.10	$0.42	$0.34

Diluted Earnings Per Common Share:
Net earnings available to common stockholders	$2,588,000	$2,225,000	$9,230,000	$7,347,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	21,915,596	21,589,744	21,891,886	21,558,092
Potential dilutive shares resulting from exercise of warrants /options (1)	135,866	978	81,064	276

Total average number of common shares outstanding used for dilution	22,051,462	21,590,722	21,972,950	21,558,368

Diluted Earnings Per Common Share	$0.12	$0.10	$0.42	$0.34

(1)

All outstanding options/warrants to purchase shares of our common stock were considered for the Diluted EPS computations and only those that were dilutive (as determined by using the treasury stock method prescribed by GAAP) were included in the diluted earnings per share computations above. For both the quarter and nine-month periods of 2013 and 2012 calculations, 234,430 and 1,041,122, respectively, of options/warrants to purchase shares of common stock were not dilutive because the exercise price per share of each option/warrant was above the average market price of our common stock during these periods.

Note 13 - Off-Balance Sheet Financial Instruments

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to INB. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by INB to guarantee the performance of its customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. INB had no standby letters of credit outstanding at September 30, 2013 or December 31, 2012.

The contractual amounts of off-balance sheet financial instruments are as follows:

($ in thousands)	At September 30, 2013	At December 31, 2012

Commitments to extend credit	$30,672	$19,154
Unused lines of credit	677	854

	$31,349	$20,008

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

Note 14 – Contingencies, Continued

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

Note 15 - Regulatory Matters and Regulatory Capital

Since January 2011, IBC has been operating under a written agreement with its primary regulator, the Federal Reserve Bank of New York (the “FRB”). From December 2010 through March 20, 2013, INB was also operating under a formal agreement with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”). Both of these agreements, including various restrictions arising therefrom, have affected our business. For a discussion of the agreements and related restrictions, see note 19 to the financial statements in our 2012 10-K.

On March 21, 2013, INB received notification from the OCC that actions taken by INB since December 2010 satisfied the OCC’s regulatory directives and the Formal Agreement dated December 9, 2010 between INB and the OCC was terminated. As a result, INB is no longer subject to any regulatory agreement or to the related restrictions described in our 2012 10-K. Additionally, effective March 21, 2013, the OCC terminated its heightened regulatory capital requirements that had been imposed on INB since February 2010. As of the filing date of this report, IBC remained subject to its written agreement with the FRB and the restrictions contained therein. IBC has been informed by the FRB that it is reviewing the need for such agreement and IBC has advised the FRB that in IBC’s view it has complied with all of the requirements of the written agreement.

At September 30, 2013 and December 31, 2012, we believe that IBC and INB met all regulatory capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements at September 30, 2013.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At September 30,	At December 31,	At September 30,	At December 31,
($ in thousands)	2013	2012	2013	2012
Tier 1 capital (1)	$234,166	$244,081	$238,955	$249,465
Tier 2 capital	15,377	15,566	15,416	15,620
Total risk-based capital	$249,543	$259,647	$254,371	$265,085
Net risk-weighted assets for regulatory purposes	$1,218,718	$1,232,670	$1,221,807	$1,238,024
Average assets for regulatory purposes	$1,563,834	$1,690,329	$1,568,881	$1,696,410
Total capital to risk-weighted assets	20.48%	21.06%	20.82%	21.41%
Tier 1 capital to risk-weighted assets	19.21%	19.80%	19.56%	20.15%
Tier 1 capital to average assets	14.97%	14.44%	15.23%	14.71%
(1)

IBC’s consolidated Tier 1 capital for both dates included $55 million of IBC’s outstanding qualifying trust preferred securities, which are discussed in further detail in note 8 to the financial statements in this report .

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Regulatory Matters and Regulatory Capital, Continued

The table that follows presents information regarding our actual capital and minimum capital requirements.

	Actual Capital		Minimum Under Prompt Corrective Action Provisions		Minimum To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement With OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
IBC Consolidated at September 30, 2013:
Total capital to risk-weighted assets (1)	$254,371	20.82%	$97,745	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets (1)	$238,955	19.56%	$48,872	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets (1)	$238,955	15.23%	$62,755	4.00%	NA	NA	NA	NA
IBC Consolidated at December 31, 2012:
Total capital to risk-weighted assets	$265,085	21.41%	$99,042	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$249,465	20.15%	$49,521	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$249,465	14.71%	$67,856	4.00%	NA	NA	NA	NA
INB at September 30, 2013:
Total capital to risk-weighted assets	$249,543	20.48%	$97,497	8.00%	$121,872	10.00%	NA	NA
Tier 1 capital to risk-weighted assets	$234,166	19.21%	$48,749	4.00%	$ 73,123	6.00%	NA	NA
Tier 1 capital to average assets	$234,166	14.97%	$62,553	4.00%	$ 78,192	5.00%	NA	NA
INB at December 31, 2012:
Total capital to risk-weighted assets	$259,647	21.06%	$98,614	8.00%	$123,267	10.00%	$147,920	12.00%
Tier 1 capital to risk-weighted assets	$244,081	19.80%	$49,307	4.00%	$ 73,960	6.00%	$123,267	10.00%
Tier 1 capital to average assets	$244,081	14.44%	$67,613	4.00%	$ 84,516	5.00%	$152,130	9.00%
(1)

Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at September 30, 2013 would have been 20.82%, 15.06% and 11.73%, respectively.

The table that follows presents additional information regarding our capital adequacy at September 30, 2013.

	INB Regulatory Capital			Consolidated Regulatory Capital
($ in thousands)	Actual	Required (1)	Excess	Actual	Required	Excess
Total capital to risk-weighted assets	$249,543	$121,872	$127,671	$254,371	$97,745	$156,626
Tier 1 capital to risk-weighted assets	$234,166	$ 73,123	$161,043	$238,955	$48,872	$190,083
Tier 1 capital to average assets	$234,166	$ 78,192	$155,974	$238,955	$62,755	$176,200

(1) Minimum amount required to be considered “Well-Capitalized.”

Note 16 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and liabilities and to determine our fair value disclosures. In accordance with GAAP, we group our assets and liabilities at fair value into three levels (Level 1, 2 and 3), based on the markets in which they are traded and the reliability of the assumptions that are used to determine their fair value. Level 1 has the highest level of reliability because fair value is based on actively traded markets. See our 2012 10-K, note 20 to the financial statements, for a further discussion of all the valuation levels.

At September 30, 2013 and December 31, 2012, we only had approximately $1.0 million of assets (comprised of securities available for sale using Level 1 inputs) and no liabilities that were recorded at fair value on a recurring basis.

From time to time, we may be required to record at fair value other assets on a non-recurring basis, such as our impaired loans, impaired investment securities and real estate we own through foreclosure. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. All of our assets measured at fair value on a nonrecurring basis use Level 3 inputs. We have no liabilities that are recorded at fair value on a nonrecurring basis.

For Level 3, fair value estimates are generally generated from model-based techniques that use significant assumptions that are not observable in the marketplace. These assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques for Level 3 include the use of discounted cash flow models. The fair value results obtained from Level 3 valuation techniques cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Fair Value Measurements, Continued

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At September 30, 2013	At December 31, 2012

($ in thousands)	Level 3	Level 3

Impaired loans (1):
Commercial real estate	$45,956	$50,795
Multifamily	3,140	12,577
Land	1,802	2,601

Total impaired loans	50,898	65,973
Impaired securities (2)	2,604	3,721
Real estate acquired through foreclosure	12,019	15,923

	Accumulated Losses on		Total Losses (Gains) (3)
	Outstanding Balance as of:		Quarter Ended		Nine-Months Ended
	September 30,	December 31,	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012	2013	2012
Impaired loans:
Commercial real estate	$10,294	$ 9,979	$ -	$ (254)	$ 823	$ (241)
Multifamily	598	3,092	(7)	(170)	(964)	(100)
Land	500	521	(2)	-	(23)	(493)
Total impaired loans	11,392	13,592	(9)	(424)	(164)	(834)
Impaired securities	5,197	4,233	273	-	964	157
Foreclosed real estate	2,123	5,339	149	1,025	135	2,933
Totals	$18,712	$23,164	$413	$ 601	$935	$2,256
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

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the periods indicated

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Quarter Ended September 30, 2013
Balance at beginning of period	$2,923	$50,533	$14,869
Net new impaired loans	-	514	-
Other than temporary impairment write downs	(273)	-	-
Principal repayments/sales	(46)	(149)	(2,701)
Writedowns of carrying value subsequent to foreclosure	-	-	(250)
Gains from sales	-	-	101
Balance at end of period	$2,604	$50,898	$12,019
Nine-Months Ended September 30, 2013
Balance at beginning of period	$3,721	$65,973	$15,923
Net new impaired loans	-	8,761	-
Impaired loans transferred to foreclosed real estate	-	(3,040)	3,040
Other than temporary impairment write downs	(964)	-	-
Principal repayments/sales	(153)	(18,858)	(6,809)
Chargeoffs of impaired loans	-	(1,938)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(1,029)
Recoveries of prior writedowns	-	-	74
Gains from sales	-	-	820
Balance at end of period	$2,604	$50,898	$12,019

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Fair Value Measurements, Continued

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the periods indicated.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate

Quarter Ended September 30, 2012
Balance at beginning of period	$4,221	$65,240	$26,370
Net new impaired loans	-	872	-
Impaired loans transferred to foreclosed real estate	-	(1,457)	1,457
Principal repayments/sales	-	(1,983)	(4,944)
Chargeoffs of impaired loans	-	(548)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(1,025)

Balance at end of period	$4,221	$62,124	$21,858

Nine-Months Ended September 30, 2012
Balance at beginning of period	$4,378	$66,269	$28,278
Net new impaired loans	-	8,254	-
Impaired loans transferred to foreclosed real estate	-	(1,457)	1,457
Other than temporary impairment write downs	(157)	-	-
Principal repayments/sales	-	(8,466)	(4,944)
Chargeoffs of impaired loans	-	(2,476)	-
Writedowns of carrying value subsequent to foreclosure	-	-	(2,933)

Balance at end of period	$4,221	$62,124	$21,858

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

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Fair Value Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At September 30, 2013		At December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and cash equivalents (1)	$30,253	$30,253	$60,395	$60,395
Time deposits with banks (1)	5,370	5,370	5,170	5,170
Securities available for sale, net (1)	1,016	1,016	1,000	1,000
Securities held to maturity, net (2)	416,321	410,304	443,777	442,166
FRB and FHLB stock (3)	8,237	8,237	8,151	8,151
Loans receivable, net (3)	1,073,500	1,072,203	1,079,363	1,102,333
Loan fees receivable (3)	2,511	1,973	3,108	2,547
Accrued interest receivable (3)	4,735	4,735	5,191	5,191

Total Financial Assets	$1,541,943	$1,534,091	$1,606,155	$1,626,953

Financial Liabilities:
Deposits (3)	$1,298,403	1,312,522	$1,362,619	$1,389,629
Accrued interest payable on deposits (3)	1,398	1,398	2,379	2,379
Borrowed funds plus accrued interest payable (3)	57,165	56,924	62,930	62,448
Off-Balance Sheet Financial Instruments:
Commitments to lend (3)	536	536	386	386

Total Financial Liabilities	$1,357,502	$1,371,380	$1,428,314	$1,454,842

Net Financial Assets	$184,441	$162,711	$177,841	$172,111

(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements (except for those related to our corporate security investments, which are considered Level 3) to be Level 1.
(3)	We consider these fair value measurements to be Level 3.

Intervest Bancshares Corporation and Subsidiary

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of September 30, 2013 and for the three- and nine-month periods ended September 30, 2013 and 2012 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiary (the “Company”) as of September 30, 2013 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2013

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

Overview

Our net earnings for the third quarter of 2013 (Q3-13) increased 16% to $2.6 million, or $0.12 per share, from $2.2 million, or $0.10 per share, for the third quarter of 2012 (Q3-12). For the first nine months of 2013 (9mths-13), net earnings increased 26% to $9.2 million, or $0.42 per share, from $7.3 million, or $0.34 per share, for the first nine months of 2012 (9mths-12). During Q3-13, the Company also redeemed its remaining shares of outstanding preferred stock, which were originally issued in connection with the U.S Treasury’s TARP program. At September 30, 2013, the Company had no preferred stockholders and its book value per common share was $8.77.

As discussed below, the increase in quarterly earnings was driven primarily by a lower provision for real estate losses and a decrease in net real estate expenses, partially offset by decreases in both net interest income and noninterest income. The increase in year-to-date earnings was a function of those same factors as well as a credit for loan losses.

Financial Operating Highlights

—

The provision for loan losses amounted to $0.3 million Q3-13 compared to no provision in Q3-12. The increase was driven primarily by growth in the loan portfolio. For 9mths-13, a net credit for loan losses of $1.5 million was recorded compared to no provisions or credits for loan losses in 9mths-12. The credit was largely a function of partial cash recoveries of prior loan charge offs during the first and second quarters of 2013.

—

The provision for real estate losses decreased to $0.2 million in Q3-13 from $1.0 million in Q3-12, and to $0.9 million in 9mths-13 from $2.9 million in 9mths-12, reflecting fewer write-downs in the carrying value of real estate owned through foreclosure (REO).

—

Real estate expenses, net of rental and other income, decreased to $0.2 million in Q3-13 from $0.9 million in Q3-12, reflecting a lower level of REO. For 9mths-13, REO activities produced net income of $1.1 million, compared to $1.8 million of net expenses in 9mths-12, largely due to $0.8 million of gains from the sale of three properties and $1.6 million of cash recoveries of expenses associated with previously owned properties. Exclusive of these income items, net real estate expenses would have been $1.3 million in 9mths-13, down from $1.8 million in 9mths -12 also reflecting a lower level of REO.

—

Net interest and dividend income decreased to $8.8 million in Q3-13, from $9.8 million in Q3-12, and to $26.4 million in 9mths-13 from $29.5 million in 9mths-12. The net interest margin (exclusive of loan prepayment income) amounted to 2.32% in Q3-13, unchanged from Q3-12, and improved to 2.33% in 9mths-13 from 2.23% in 9mths-12.

—

Noninterest income decreased to $0.9 million in Q3-13 from $1.2 million in Q3-12, and to $2.3 million in 9mths-13 from $3.7 million in 9mths-12. The decreases for both periods were due to less income from loan prepayments and a higher level of security impairment charges.

—

Operating expenses decreased to $3.9 million in Q3-13 from $4.2 million in Q3-12, and to $12.0 million in 9mths-13 from $12.5 million in 9mths-12, primarily due to a decrease in INB’s FDIC insurance expense resulting from a smaller balance sheet and improved risk assessment rating. The Company’s efficiency ratio (which measures its ability to control expenses as a percentage of revenues) continued to be favorable but increased slightly to 40% in Q3-13, from 38% in Q3-12, due to lower revenues.

—	Income tax expense amounted to $2.3 million in both Q3-13 and Q3-12. For 9mths-13 income tax expense increased to $8.2 million from $7.3 million in 9mths-12, due to higher pre-tax income.

Financial Condition Highlights

—

Assets at September 30, 2013 totaled $1.58 billion compared to $1.67 billion at December 31, 2012, primarily reflecting decreases of $27 million in security investments, and $30 million in cash and short-term investments.

—

Loans outstanding increased during Q3-13 by $44 million from June 30, 2013 and totaled $1.10 billion at September 30, 2013, compared to $1.11 billion at December 31, 2012. New loan originations for 9mths-13 increased to $221 million, from $159 million for 9mths-12, while loan repayments also increased to $225 million in 9mths-13, from $165 million in 9mths-12.

—

Nonaccrual loans decreased to $39.5 million at September 30, 2013, from $45.9 million at December 31, 2012. Nonaccrual loans included restructured loans (TDRs) of $35.8 million at September 30 and $36.3 million at December 31 that were current and have performed in accordance with their renegotiated terms. At September 30, 2013, such loans had a weighted-average yield of 4.57%.

—

The allowance for loan losses at September 30, 2013 was $26.8 million, or 2.43% of total loans, compared to $28.1 million, or 2.54%, at December 31, 2012. The allowance included specific reserves for impaired loans (comprised of all nonaccrual loans and TDRs) at each date totaling $4.8 million and $5.9 million, respectively.

—	Securities held to maturity decreased to $416 million at September 30, 2013 from $444 million at December 31, 2012.

—	Deposits at September 30, 2013 decreased to $1.30 billion from $1.36 billion at December 31, 2012.

—

Borrowed funds and related interest payable at September 30, 2013 decreased to $57.2 million, from $62.9 million at December 31, 2012, reflecting the payment in Q2-13 of accrued interest payable on outstanding debentures.

—

REO decreased to $12.0 million at September 30, 2013, from $15.9 million at December 31, 2012. The decrease reflected $6.0 million of sales and $0.9 million of write-downs in carrying value, partially offset by the addition of one property in the amount of $3.0 million.

—

Stockholders’ equity decreased to $192 million at September 30, 2013, from $211 million at December 31, 2012, reflecting the redemption of $25 million of preferred stock and payment of $5.1 million of preferred dividends in arrears, partially offset by $10 million of earnings.

—

INB’s regulatory capital ratios at September 30, 2013 were well above the minimum requirements to be considered a well-capitalized institution and were as follows: Tier One Leverage - 14.97%; Tier One Risk-Based - 19.21%; and Total Risk-Based Capital - 20.48%.

Other Developments During the First Nine Months of 2013

On March 21, 2013, INB’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), terminated their Formal Agreement with INB and INB is no longer subject to the operating restrictions required by that agreement. INB is also no longer subject to the OCC’s heightened regulatory capital requirements, which had been imposed on INB and in effect since February 2010. As of the filing date of this report, IBC remained subject to a written agreement with the Federal Reserve Bank of New York (the “FRB”) and the restrictions contained therein (which are discussed in detail in our 2012 10-K). IBC has been informed by the FRB that it is reviewing the need for such agreement and IBC has also advised the FRB that in IBC’s view it has complied with the requirements of the agreement.

On June 6, 2013, the U.S Treasury announced its intent to sell its investment in IBC’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”), along with similar investments the Treasury had made in five other financial institutions, primarily to qualified institutional buyers and certain institutional accredited investors in a modified Dutch auction. IBC sought and obtained regulatory approvals allowing it to participate in the auction. Using a modified Dutch auction methodology that established a sales price by allowing investors to submit bids at specified increments during the period from June 10 through June 13, 2013, the Treasury auctioned all of IBC’s 25,000 shares of Preferred Stock. IBC was the winning bidder on 6,250 shares of the Preferred Stock and the remaining 18,750 shares were purchased by unrelated third parties. The closing price of the auctioned shares was $970.00 per share.

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

On July 17, 2013, IBC announced its intention to redeem the remaining 18,750 shares of Preferred Stock that had been sold by the Treasury to unrelated third parties. IBC obtained all necessary regulatory approvals to complete this transaction. On August 15, 2013, IBC redeemed those shares for a purchase price equaling the stated liquidation value of $1,000 per share, plus any accumulated and unpaid dividends that have been earned thereon through August 15, 2013. The total cost of redeeming the 18,750 shares was $22.6 million, which included $3.9 million of preferred dividends. At September 30, 2013, the Treasury continued to hold a warrant to purchase 691,882 shares of IBC’s common stock at an exercise price of $5.42 per share.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

A comparison of selected balance sheet information follows:

	At September 30, 2013		At December 31, 2012		Change
($ in thousands)	Carrying Value	% of Total Assets	Carrying Value	% of Total Assets	Carrying Value

Cash and cash equivalents	$30,253	2%	$60,395	4%	$(30,142)
Securities and other investments	430,944	27	458,098	27	(27,154)
Loans receivable, net	1,073,500	68	1,079,363	65	(5,863)
Foreclosed real estate, net	12,019	1	15,923	1	(3,904)
All other assets	37,523	2	52,013	3	(14,490)

Total assets	$1,584,239	100%	$1,665,792	100%	$(81,553)

Deposits	$1,298,403	82%	$1,362,619	82%	(64,216)
Borrowed funds and related interest payable	57,165	4	62,930	4	(5,765)
All other liabilities	36,383	2	29,296	1	7,087

Total liabilities	1,391,951	88	1,454,845	87	(62,894)
Total stockholders’ equity	192,288	12	210,947	13	(18,659)

Total liabilities and stockholders’ equity	$1,584,239	100%	$1,665,792	100%	$(81,553)

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

Securities and Other Investments

All of the investments in the table that follows were held by INB. Securities are classified as held to maturity (“HTM”) and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity.

The table below sets forth information about the composition of and changes to our security and other investments.

	Balance	Activity for the Period						Balance

($ in thousands)	At Dec 31, 2012	Purchased	Matured or Redeemed	Called By Issuer	Principal Payments	Amortization (Premium) Discount	OTTI	At Sep 30, 2013

Securities held to maturity:
U.S. government agencies (1)	$355,244	$59,582	$-	$(81,173)	$-	$(529)	$-	$333,124
Residential MBS (2)	84,279	15,469	-	-	(18,379)	(1,308)	-	80,061
State and municipal	533	-	-	-	-	(1)	-	532
Corporate (3)	3,721	-	-	-	(153)	-	(964)	2,604

	443,777	75,051	-	(81,173)	(18,532)	(1,838)	(964)	416,321
Securities available for sale:
Mutual fund (4)	1,000	16	-	-	-	-	-	1,016
Other investments:
FRB and FHLB stock (5)	8,151	86	-	-	-	-	-	8,237
Time deposits with banks (6)	5,170	200	-	-	-	-	-	5,370

	$458,098	$75,353	$-	$(81,173)	$(18,532)	$(1,838)	$(964)	$430,944

(1)

Consist of investment grade debt obligations of the Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).

(2)	Consist of investment grade residential mortgage-backed securities issued by the Government National Mortgage Association (GNMA), FNMA and FHLMC.

(3)

Consist of non-investment grade corporate securities (consisting of variable-rate pooled trust preferred securities (or TRUPs) backed by obligations of companies in the banking industry). As discussed in greater detail in note 2 to the financial statements in this report, other than temporary impairment charges totaling $5.2 million have been recorded on these securities as of September 30, 2013.

(4)	Consists of shares owned in an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

(5)

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $2.3 million, respectively, at September 30, 2013. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.00%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

(6)	At September 30, 2013, time deposits with banks had a weighted-average yield of 1.12% and remaining maturity of 2.0 years.

At September 30, 2013, the HTM portfolio had a weighted-average yield to earliest call date of 1.14% and a weighted-average remaining expected life and contractual maturity of 3.3 years and 6.3 years, respectively. A large number of the securities have fixed interest rates or have predetermined rate increases and call features that allow the issuer to call the security before its stated maturity without penalty. Over the next twelve months, approximately $83 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near current levels. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

At September 30, 2013, the HTM portfolio’s estimated fair value was $410 million and the portfolio had a net unrealized loss of $6.0 million. For additional information concerning the HTM portfolio, see note 2 to the financial statements in this report.

Loans Receivable, Net

At September 30, 2013, our real estate loans consisted of 545 loans with an aggregate principal balance of $1.10 billion and an average loan size of $2.0 million. Loans with principal balances of more than $10 million consisted of 8 loans with an aggregate principal balance of $102 million, with the largest loan being $16.4 million. Loans with principal balances of $5 million to $10 million consisted of 41 loans and aggregated to $264 million.

The table below sets forth information regarding our loan portfolio.

	At September 30, 2013		At December 31, 2012
($ in thousands)	# of Loans	Amount	# of Loans	Amount

Loans Secured By Real Estate:
Commercial loans	383	$817,572	376	$852,213
Multifamily loans	139	210,508	142	208,699
One to four family loans	19	68,662	13	41,676
Land loans	4	5,881	7	7,167

	545	1,102,623	538	1,109,755

All Other Loans:
Business loans	19	1,130	18	949
Consumer loans	14	347	12	359

	33	1,477	30	1,308

Loans receivable	578	1,104,100	568	1,111,063
Deferred loan fees		(3,823)		(3,597)

Loans receivable, net of deferred fees		1,100,277		1,107,466
Allowance for loan losses		(26,777)		(28,103)

Loans receivable, net		$1,073,500		$1,079,363

Loans that were on nonaccrual status		$39,517		$45,898
Loans restructured and on accrual status		11,381		20,076
Accruing loans contractually past due 90 days or more		18,403		4,391

The table below sets forth the activity in the loan portfolio for the periods indicated.

	Quarter Ended			Nine-Months Ended

($ in thousands)	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Sep 30, 2013

Loans receivable, net, at beginning of period	$1,079,363	$1,053,272	$1,029,736	$1,079,363
Originations	61,627	62,530	96,920	221,077
Repayments and principal amortization	(85,722)	(86,759)	(52,693)	(225,174)
Transfers to foreclosed real estate	(3,040)	-	-	(3,040)
Chargeoffs	(115)	(1,823)	-	(1,938)
Recoveries	1,222	818	72	2,112
Net decrease in deferred loan fees	44	(57)	(213)	(226)
Net (increase) decrease in allowance for loan losses	(107)	1,755	(322)	1,326

Loans receivable, net, at end of period	$1,053,272	$1,029,736	$1,073,500	$1,073,500

The table below sets forth information on our new loan originations for the nine-months ended September 30, 2013.

				Weighted-Average

($ in thousands)	#of Loans (1)	Amount	% of Total	Rate	Yield (2)	Term (In Years) (3)	LTV

Commercial Real Estate:
Retail:
Shopping centers. - anchored	9	$6,650	3.0%	4.76%	4.72%	6.8	62%
Shopping centers - grocery anchored	1	1,638	0.7	4.38	4.61	15.0	53%
Shopping centers - unanchored	13	22,647	10.2	4.72	4.72	8.7	61%
Mixed-use commercial	13	31,395	14.2	4.00	4.18	5.6	53%
Single tenant - credit	2	2,553	1.2	4.43	4.46	10.0	70%
Single tenant - noncredit	37	59,992	27.1	4.56	4.66	8.8	63%
Office buildings	4	1,978	0.9	5.26	5.51	7.7	60%
Industrial/warehouses	4	6,950	3.2	4.54	4.63	5.2	57%
Mini-storage	4	4,966	2.2	5.02	5.20	7.5	70%
Parking lots/garages	1	500	0.2	4.08	4.36	4.9	71%
Multifamily (5 or more units):
Rent regulated apartments	3	4,600	2.1	3.70	3.89	4.0	69%
Non-rent regulated apartments	8	8,839	4.0	4.20	4.36	7.8	52%
Garden apartments	4	15,690	7.1	4.40	4.45	5.1	72%
Mixed-use multifamily	11	20,348	9.2	3.68	3.77	4.6	58%
One to four family (investor condos)	8	31,770	14.4	4.62	4.86	3.7	58%
Personal and Business	13	561	0.3	4.16	4.16	1.8	-

Totals	135	$221,077	100%	4.40%	4.55%	6.6	61%

(1)	Advances on existing loans for purposes of this table only are counted as a new loan.

(2)	Computed using net origination and exit fee income as a yield adjustment.

(3)	Represent contractual maturity and does not consider the impact of self-liquating loans.

New originations in 9mths-13 were comprised of $139.3 million of commercial real estate loans, $49.5 million of multifamily loans, $31.8 million of loans made on investor owned 1-4 family condominiums and $0.6 million of personal and business loans. These loans had a weighted-average rate, term and loan-to-value ratio of 4.40%, 6.6 years and 61%, respectively. Nearly all of the loans have fixed interest rates. Loans paid off in 9mths-13 had a weighted-average rate of 5.96%.

Recent Lending Trends. Over the past several years, due to increased liquidity in the banking system and widespread increasing competition for real estate loans, particularly multifamily loans in the New York City metropolitan area, the effective loan rates for multifamily (as well as commercial real estate loans to a large extent) have been driven down substantially from historical levels, with interest rates offered as low as 3% or below for 5 to 10 year multifamily balloon products, with a portion being interest only loans. In addition to this aggressive pricing by our competitors, government agency programs have increased the attractiveness of these loans and have further fueled interest rate and term competition. Further, lower interest rates have driven up the size of these loans in relation to the value of the underlying collateral. We have also seen a shift in recent years of rental properties being converted to condominium or cooperative status which takes them out of the normal multifamily market. All of these conditions have reduced what we believe to be suitable lending opportunities for us during the past few years, particularly in the multifamily real estate market. As disclosed in our 2012 10-K, our two senior lending officers, our Chairman and INB’s President, both of whom have substantial experience in commercial and multifamily real estate lending, with oversight from INB’s Board of Directors and its Loan Committee, determine which lending opportunities are suitable for us, including setting interest rates, fees charged and maturity terms of our real estate loans. All new loans in excess of $250,000 must be first reviewed and approved by INB’s Loan Committee, which is comprised of three members of INB’s Board of Directors, one of whom is also our Chairman.

The market conditions described above have resulted in a large number of the loans we originated prior to 2010 being repaid through refinancing by other institutions. Our new loan originations, moreover, have been more weighted towards commercial real estate loans, with an emphasis on mixed-use properties and retail strip centers in the New York City metropolitan area. We have increased our lending over the last two years on loans to investors that are secured by blocks of 1-4 family individual condominium dwelling units due to attractive collateral values and yields in this market, particularly in our Florida market. We normally make these loans to investors who purchase multiple condo units that remain unsold after a condo conversion or the unsold units in a new condo development. The units are normally rented for a number of years until the economy improves and the units can be sold as originally intended. Although these loans are classified necessarily as 1-4 family as required by regulatory guidance, they are underwritten by us in accordance with our multifamily underwriting polices and their risk characteristics are essentially the same as our multifamily real estate lending. We also risk weight these loans for regulatory capital purposes at 100%. At September 30, 2013, such loans accounted for approximately 6% of our total loan portfolio compared to less than 1% at the end of 2010.

We have also increased our lending over the last two years in the single tenant non-credit and credit sectors of the commercial real estate market likewise due to attractive yields. This includes loans on real estate leased to national and regional chains of specialty restaurants, fast food establishments, retailers, drug stores and convenience stores, bank branches and some single occupancy office buildings, with a large portion of the new loans originated in states other than New York and Florida, including geographical areas that are considered secondary and tertiary markets. A significant portion of the loans secured by restaurants (which totaled approximately $42 million at September 30, 2013) are guaranteed by the franchisees that operate the business and not by the franchisor. At September 30, 2013, single tenant non-credit loans accounted for approximately 11% of our total loan portfolio, compared to approximately 2% at the end of 2010. Nearly all of the single tenants have triple net leases, whereby the tenant also pays all of the utilities, property taxes and insurance directly to the appropriate vendors and municipalities. Loans with single-tenant exposure may have greater risk of default than loans on buildings with large, diversified tenant rosters. Moreover, some of the single tenant loans in our portfolio have leases that expire before the loan matures which further increases the credit risk of these loans, although in many cases, these loans have accelerated principal amortization schedules and the leases contain renewal options. In such situations, there is always the risk that the tenant will not renew upon lease maturity, which may result in a significant amount of time and expense involved with replacing a major tenant if it were to vacate, default on its payments or we were to acquire the property through foreclosure.

Furthermore, tenants that are not rated or are rated “non-credit” (non-credit defined as tenants with a debt rating from the major rating agencies, such as Standard and Poor’s, that is below investment grade or “BBB” for example) also pose a greater risk of default as compared to “credit rated tenants.”

The trends described above has caused our total commercial real estate loans as a percentage of our total loans to increase from 63% at the end of 2008 to 74% at September 30, 2013, while our multifamily loans, inclusive of loans on investor owned condominiums, as a percentage of total loans has decreased from 35% to 25% during the same time frame. The average yield on our entire loan portfolio has also declined from a weighted-average of 6.48% in 2008 to 5.35% in the most recent quarter ended September 30, 2013, reflecting lower market interest rates and highly competitive conditions.

Additionally, during the same time frame, as a result of competitive market conditions, lower pricing in originating loans and borrower preference for fixed-rate product, we have originated nearly all fixed-rate loans with somewhat longer maturities. Loans with fixed interest rates constituted approximately 95% of the loan portfolio at September 30, 2013. The portfolio also included loans (approximately 4% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan, which may or may not be the same as future changes in market interest rates. Our entire loan portfolio had a weighted-average remaining life of approximately 4.5 years as of September 30, 2013, compared with 3.0 years at December 31, 2008. See the section “Asset and Liability Management” in this report as well as our 2012 10-K for a further discussion of our fixed-rate loans and their impact on our interest rate risk.

We cannot predict how long the trends or factors noted above will continue or how they will impact our loan origination volumes, loan types and loan terms over the long term. For a further discussion of the risks associated with commercial and multifamily real estate lending, see our 2012-10-K beginning on page 5.

The table below sets forth additional information regarding our real estate loan portfolio at September 30, 2013.

	New York		Florida		Other States		Total Loans			Impaired
($ in thousands)	#	Amount	#	Amount	#	Amount	#	Amount	%	Loans
Commercial Real Estate:
Retail:
Shopping centers. - anchored (1)	7	$21,930	6	$22,120	7	$21,290	20	$65,340	5.9	$2,735
Shopping centers - grocery anchored (1)	2	18,801	1	1,283	2	6,533	5	26,617	2.4	-
Shopping centers - unanchored (1)	49	103,089	13	32,431	6	9,467	68	144,987	13.2	18,270
Mixed-use commercial (2)	73	157,703	6	15,434	4	4,409	83	177,546	16.1	500
Single tenant - credit (3)	12	11,870	5	5,668	-	-	17	17,538	1.6	-
Single tenant - noncredit (3)	33	41,058	27	33,649	33	44,976	93	119,683	10.9	514
Office buildings (4)	13	37,396	15	44,645	6	17,453	34	99,494	9.0	23,937
Industrial/warehouses (5)	15	28,983	3	3,365	-	-	18	32,348	2.9	-
Hotels (6)	10	37,257	6	29,859	-	-	16	67,116	6.1	-
Mobile home parks (7)	-	-	15	20,806	1	1,659	16	22,465	2.0	-
Mini-storage (8)	6	21,117	1	2,049	-	-	7	23,166	2.1	-
Parking lots/garages	6	21,272	-	-	-	-	6	21,272	1.9	-
Multifamily (5 or more units):
Rent regulated apartments (9)	35	54,170	-	-	-	-	35	54,170	4.9	-
Non-rent regulated apartments (9)	22	27,434	21	441	2	512	45	28,387	2.6	-
Garden apartments (10)	2	1,681	16	43,457	3	10,654	21	55,792	5.1	3,140
Mixed-use multifamily (2)	36	69,442	-	-	2	2,717	38	72,159	6.5	-
One to four family (11)	3	13,910	15	53,662	1	1,090	19	68,662	6.2	-
Land	-	-	3	4,079	1	1,802	4	5,881	0.5	1,802
Total real estate loans	324	$667,113	153	$312,948	68	$122,562	545	$1,102,623	100.0	$50,898
Average loan balance		$2,059		$2,045		$1,802		$2,023
Loans with personal guarantees	190	$347,409	127	$241,044	41	$70,178	358	$658,631	59.7
Loans on substantially vacant properties	25	$53,252	9	$29,687	6	$12,951	40	$95,890	8.7
Loans on nonaccrual status	1	$514	4	$26,073	4	$12,930	9	$39,517	3.6

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

Notes to preceding table continued.

(4)	Comprised of office building properties, normally with multiple floors with multiple tenants engaged in various businesses, including medical, administrative and legal services.

(5)

Comprised typically of commercial buildings being used for or intended to be used for the storage of goods by manufacturers, importers, exporters, wholesalers, transport businesses, etc. They are usually large buildings in industrial areas of cities and towns or villages that contain one or more tenants.

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

The table below sets forth information regarding our loans of $10 million or more at September 30, 2013.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate (1)	Maturity Date	Days Past Due	Status

Shopping ctr. - unanchored	White Plains, New York	$16,434	4.30%	Apr 2017	None	Accrual
Hotel	Orlando, Florida	15,793	5.00%	Jan 2018	None	Accrual
Office building	Miami, Florida	14,785	5.13%	Oct 2018	None	TDR-nonaccrual (2)
Shopping ctr. - grocery anchored	Manorville, New York	11,700	4.38%	Aug 2028	None	Accrual
Hotel	New York, New York	11,168	4.00%	Dec 2016	None	Accrual
Office building	Fort Lauderdale, Florida	11,006	6.00%	May 2016	None	Accrual
Hotel	New York, New York	10,709	6.00%	Jul 2014	None	Accrual
Mix use - commercial	New York, New York	10,254	4.50%	Jul 2022	None	Accrual

		$101,849

(1)	Rates are all fixed except for office building in Miami which has scheduled set-ups.

(2)

Loan restructured in June 2011 and has performed in accordance with its restructured terms through September 30, 2013. Current monthly payments are comprised of principal and interest payments at a 5.125% interest rate. The interest rate increases each year on June 1 (beginning on June 1, 2014), as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of September 30, 2013. Interest income is recognized on a cash basis.

The table below sets forth information regarding loans outstanding at September 30, 2013 by year of origination:

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding

2004 and prior	$136,333	12%	$-	-%	$-	-%
2005	56,594	5	4,942	9	2,283	4
2006	87,554	8	17,425	20	8,695	10
2007	138,844	13	30,896	22	27,525	19
2008	116,716	11	3,478	3	514	1
2009	89,672	8	4,450	5	-	-
2010	15,597	1	2,407	15	-	-
2011	42,710	4	-	-	-	-
2012	212,711	19	500	-	500	-
2013	207,369	19	-	-	-	-

	$1,104,100	100%	$64,098	6%	$39,517	4%

(1)	Does not consider those loans that have been extended or renewed since the date of original origination.

The table below sets forth information regarding the credit quality of the loan portfolio at September 30, 2013 based on our internally assigned ratings (as described in note 1 to the financial statements in our 2012 10-K).

($ in thousands)	Pass Rated Loans	Special Mention Rated Loans	Substandard Rated Loans	Total

Commercial real estate loans	$743,233	$15,183	$59,156	$817,572
Multifamily loans	204,994	2,374	3,140	210,508
One to four family loans	68,662	-	-	68,662
Land loans	4,079	-	1,802	5,881
Commercial business loans	1,130	-	-	1,130
Consumer loans	347	-	-	347

Total loans	$1,022,445	$17,557	$64,098	$1,104,100

The table below summarizes certain information on loans at the dates indicated.

	At September 30, 2013			At December 31, 2012

($ in thousands)	Pass Rated Loans	Substandard Rated Loans	Total	Total

Loans on nonaccrual status	$-	$39,517	$39,517	$45,898
TDRs on accruing status	5,351	6,030	11,381	20,076
Other non-impaired accruing loans (1)	-	18,551	18,551	9,240

Total (2)	$5,351	$64,098	$69,449	$75,214

(1)

Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired.

(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

The table below sets forth the scheduled principal repayments of the loan portfolio as of September 30, 2013.

($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total

Commercial real estate	$57,654	$440,638	$319,280	$817,572
Multifamily	6,375	117,924	86,209	210,508
One to four family	2,210	48,591	17,861	68,662
Land	1,802	4,079	-	5,881
Commercial business	656	209	265	1,130
Consumer	151	156	40	347

	$68,848	$611,597	$423,655	$1,104,100

For additional information concerning our loan portfolio, see note 3 to the financial statements in this report and pages 5 through 13 of our 2012 10-K.

Allowance For Loan Losses

The allowance for loan losses amounted to $26.8 million at September 30, 2013, compared to $28.1 million at December 31, 2012. The allowance represented 2.43% of total loans (net of deferred fees) outstanding at September 30, 2013, compared to 2.54% at December 31, 2012. At September 30, 2013 and December 31, 2012, the allowance for loan losses included a specific valuation allowance in the aggregate amount of $4.8 million and $5.9 million, respectively, for our impaired loans, which consist of our nonaccrual loans and accruing TDRs.

The net decrease in the allowance of $1.3 million was due to $1.9 million of chargeoffs and a $1.5 million credit for loan losses, partially offset by $2.1 million of cash recoveries of prior chargeoffs. The credit for loan losses was based on our quarterly reviews of the adequacy of the allowance for loan losses, which took into consideration, among other factors, the change in our total loans outstanding, recoveries of prior loan charge offs, the quantity and specific review of our substandard loans outstanding, and any credit rating upgrades and downgrades in the loan portfolio during the 9mths-13 period.

The charge offs for 9mths-13 were primarily comprised of $1.7 million associated with one nonaccrual loan based on management’s judgment that the estimated market value of the underlying collateral property may not be adequate to support the ultimate collection of the entire principal balance of the loan. This loan, which is on a retail property located in Waterbury, Connecticut, had an unpaid principal balance of $4.4 million and a net carrying value of $2.7 million (after the partial charge off) as of September 30, 2013. The borrower continues to make monthly payments on this loan and interest income is being recognized on a cash basis. The remaining chargeoffs of $0.2 million was comprised of $0.1 million associated with a loan transferred to foreclosed real estate and $0.1 million related to one TDR loan that was paid off at a discount to carrying value.

At September 30, 2013, with respect to all of our impaired loans, which totaled $50.9 million, we have obtained current appraisals of the underlying collateral as follows: 6% dated within the last 3 months; 23% dated within the last 4-6 months; 52% dated within the last 7-9 months; 8% within the last 10-12 months; and 11% over 12 months. Our policy is to obtain externally prepared appraisals for all of our impaired loans that are rated substandard at least annually.

For additional information on the allowance for loan losses, including the factors we use in maintaining a specific valuation allowance for our impaired loans and our policy regarding loan chargeoffs, see note 1 to the financial statements in our 2012 10-K and note 4 to the financial statements in this report.

Asset Quality

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	At Sep 30, 2013	At Jun 30, 2013	At Mar 31, 2013	At Dec 31, 2012

Nonaccrual loans (1):
Loans past due 90 days or more	$ 514	$ -	$ -	$ 5,651
Loans past due 31-89 days	-	-	500	-
TDR loans past due 31-89 days (2)	-	-	3,023	-
Loans past due 0-30 days	3,235	3,246	4,465	3,956
TDR loans past due 0-30 days (2) (3)	35,768	35,823	32,943	36,291

Total nonaccrual loans	39,517	39,069	40,931	45,898
Real estate acquired through foreclosure	12,019	14,869	18,334	15,923
Investment securities on a cash basis (4)	2,604	2,923	3,292	3,721

Total assets reported as nonperforming	$54,140	$56,861	$62,557	$65,542

TDR loans past due 90 days or more and still accruing (5)	$ -	$ -	$ 2,063	$ -
TDR loans on accruing status and 0-30 days past due (5)	11,381	11,464	11,843	20,076
Loans past due 90 days or more and still accruing (6)	18,403	5,285	3,853	4,391
Loans past due 60-89 days and still accruing	3,265	11,065	-	-
Loans past due 31-59 days and still accruing	-	-	12,998	15,497

Nonaccrual loans to total gross loans	3.58%	3.69%	3.77%	4.13%
Nonperforming assets to total assets	3.42%	3.56%	3.84%	3.93%
Allowance for loan losses to total net loans	2.43%	2.50%	2.61%	2.54%
Allowance for loan losses to nonaccrual loans	67.76%	67.71%	68.92%	61.23%

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

(2)

Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term (referred to as a TDR in this report). At September 30, 2013, $35.8 million were current as to payments and performing in accordance with their restructured terms, but are required to be classified nonaccrual for the reasons noted in footnote 1 above. One loan in the amount of $3.0 million was past due more than 31 days at March 31, 2013. This loan was subsequently paid off in June 2013.

(3)	These loans were yielding 4.57% on a weighted average basis at September 30, 2013.

(4)	See note 2 to the financial statements in this report for a discussion of these securities.

(5)

Represent modified loans as described in footnote 2 above, except that they were maintained on accrual status. All of these loans were performing and current and as of September 30, 2013, they had an aggregate weighted-average yield of approximately 5.00%.

(6)	The amount at September 30, 2013 consisted of seven loans that matured and the borrowers were making monthly loan payments. The loans were in the process of being extended as of September 30, 2013.

We have a number of nonaccrual TDR loans in the table above (which aggregated to 3 loans or $10 million at September 30, 2013) that have been partially charged-off (by a cumulative total of $5.4 million as of September 30, 2013). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due, although there can be no assurance that such charged-off amounts will ever be collected.

The table below summarizes the change in total loans on nonaccrual status for the periods indicated.

	Quarter Ended			Nine-Months Ended

($ in thousands)	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Sep 30, 2013

Balance at beginning of period	$45,898	$40,931	$39,069	$45,898
Net new additions	1,021	8,695	514	10,230
Principal repayments and sales	(2,833)	(8,734)	(66)	(11,633)
Chargeoffs	(115)	(1,823)	-	(1,938)
Transfers to foreclosed real estate	(3,040)	-	-	(3,040)

Balance at end of period	$40,931	$39,069	$39,517	$39,517

The table below summarizes the change in TDRs on accrual status for the periods indicated.

	Quarter Ended			Nine-Months Ended

($ in thousands)	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Sep 30, 2013

Balance at beginning of period	$20,076	$13,906	$11,464	$20,076
Net new additions (reductions)	464	(1,934)	-	(1,470)
Principal repayments and sales	(6,634)	(508)	(83)	(7,225)

Balance at end of period	$13,906	$11,464	$11,381	$11,381

The table below sets forth information regarding our TDRs as of September 30, 2013.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value	Interest Rate	Principal Amortization	Maturity Date	Collateral Last Appraised

TDRs on nonaccrual status (1)
Retail	West Palm, Florida	$ 5,549	$ 4,320	4.50%	No	Aug 2014	Mar 2013
Retail	Lake Worth, Florida	5,452	4,685	4.50%	No	Sep 2014	Mar 2013
Multifamily	Orlando, Florida	2,283	2,283	4.63%	Yes	Nov 2015	Sep 2012
Retail	Maple Heights, Ohio	4,744	1,000	4.00%	No	Apr 2017	Jan 2013
Office building	Miami, Florida	14,785	14,785	5.13%	Yes (2)	Oct 2018	Mar 2013
Office building	Norcross, Georgia	8,695	8,695	3.75%	No	Dec 2015	Apr 2013

		41,508	35,768	4.57%

TDRs on accrual status
Land	Rapid City, South Dakota	1,802	1,802	6.00%	Yes	Dec 2013	Mar 2013
Retail	New York, New York	5,351	5,351	4.50%	Yes	Mar 2014	May 2012
Multifamily	Lake Worth, Florida	857	857	6.00%	Yes	Oct 2016	Oct 2012
Retail	Monroe, New York	2,914	2,914	5.13%	Yes	Mar 2017	Aug 2013
Office Building	Clearwater, Florida	457	457	5.00%	Yes	Oct 2017	Nov 2012

		11,381	11,381	5.03%

		$52,889	$47,149	4.68%

(1)

All these TDRs were performing in accordance with their modified terms but were maintained on nonaccrual status as of September 30, 2013 in accordance with regulatory guidance. Interest income on such loans is recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $5.4 million) and interest received and applied as a reduction of principal (totaling $0.3 million). The borrowers remain obligated to pay all contractual amounts due.

(2)

Current monthly payments are comprised of principal and interest payments at a 5.125% interest rate. The interest rate increases each year on June 1 (beginning on June 1, 2014), as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of September 30, 2013. Interest income is recognized on a cash basis.

The table below details real estate we owned through foreclosure at the dates indicated.

($ in thousands)				Net Carrying Value (1)				Last

Description of Property	City	State	Acquired	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Appraised

7 story vacant office building and vacant lot	Yonkers	NY	8/09	$ 1,334	$ 1,334	$ 1,334	$ 1,334	May 2013
146 unit garden apartment complex - 75% occupied (2)	Austell	GA	9/09	-	1,600	1,750	2,000	Oct 2012
39 acres of vacant land partially waterfront (3)	Perryville	MD	4/10	-	1,000	1,000	1,133	Dec 2012
622 unit garden apartment complex - 82% occupied	Louisville	KY	7/10	6,685	6,685	6,685	6,685	May 2013
192 unit garden apartment complex - 93% occupied (4)	Louisville	KY	7/10	-	-	3,315	3,315	May 2013
27,000 sq. foot industrial warehouse - 65% occupied	Sunrise	FL	9/12	1,200	1,400	1,400	1,456	May 2013
Two, 5 story vacant office buildings-182,000 sq. feet	Jacksonville	FL	2/13	2,800	2,850	2,850	-	Mar 2013

				$12,019	$14,869	$18,334	$15,923

(1)

Reported net of any valuation allowance that has been recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. See note 5 to the financial statements in this report for the activity in the valuation allowance.

(2)

Property sold in Q3-13 for net proceeds of $1.5 million. Property’s original cost basis upon transfer to real estate owned was $4.8 million. A net loss from the sale of this property in the amount $0.1 million was recorded in Q3-13.

(3)

Property sold in Q3-13 for net proceeds of $1.2 million. Property’s original cost basis upon transfer to real estate owned was $2.0 million. A net gain from the sale of this property in the amount $0.2 million was recorded in Q3-13.

(4)

Property sold in Q2-13 for net proceeds of $4.1 million. Property’s original cost basis upon transfer to real estate owned was $3.4 million. A net gain from the sale of this property in the amount $0.7 million was recorded in Q2-13.

We review the estimated fair value of our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing quarterly reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. All of the properties owned at September 30, 2013 were being marketed for sale.

The table below summarizes the change in foreclosed real estate for the periods indicated.

	Quarter Ended			Nine-Months Ended

($ in thousands)	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Sep 30, 2013

Balance at beginning of period	$15,923	$18,334	$14,869	$15,923
Transfers from loan portfolio	3,040	-	-	3,040
Writedowns to carrying values subsequent to foreclosure (1)	(629)	(150)	(250)	(1,029)
Sales	-	(4,107)	(2,702)	(6,809)
Recoveries of prior writedowns (1)	-	74	-	74
Gain (loss) on sales, net	-	718	102	820

Balance at end of period	$18,334	$14,869	$12,019	$12,019

(1)	Recorded as an (increase) decrease to the valuation allowance for real estate owned through the provision for real estate losses.

For additional information on nonaccrual loans, TDRs, past due loans and real estate owned and its corresponding valuation allowance, see notes 3 and 5 to the financial statements in this report.

All Other Assets

All other assets decreased $14.5 million from December 31, 2012, primarily due to a $7.5 million decrease in our deferred tax asset (resulting from the partial utilization of the asset to offset our taxable earnings) and a $6.1 million reduction in prepaid FDIC insurance premiums (resulting from a cash refund from the FDIC of unused premiums). See note 11 to the financial statements in this report for additional information on the deferred tax asset.

With respect to FDIC premiums, on December 31, 2009, insured depository institutions were required to prepay three years of estimated premiums. INB prepaid a total of $15.8 million of premiums on December 31, 2009. This amount was recorded as a prepaid asset at that time and was charged to expense accordingly during the periods to which it related (based on actual premiums assessed by the FDIC). The remaining unused premium was refunded to all depository institutions in June 2013 and INB received its unused portion of $5.6 million on June 28, 2013.

Deposits

Deposits decreased $64 million from December 31, 2012, primarily reflecting a decrease of $39 million in certificate of deposit accounts (CDs) and $25 million in money market deposit accounts.

At September 30, 2013, CDs totaled $897 million, and checking, savings and money market accounts aggregated to $401 million. The same categories of deposit accounts totaled $937 million and $426 million, respectively, at December 31, 2012. CDs represented 69% of total deposits at September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012, CDs included $85 million and $78 million of brokered deposits, respectively. For additional information on deposits, see the section “Liquidity and Capital Resources” and note 6 to the financial statements in this report.

Borrowed Funds and Related Interest Payable

Borrowed funds and related accrued interest payable decreased $5.8 million from December 31, 2012 due to the payment in Q2-13 of accrued interest. For additional information on and discussion of borrowed funds, see notes 7 and 8 to the financial statements in this report, as well as the section entitled “Liquidity and Capital Resources.”

All Other Liabilities

All other liabilities increased $7.1 million from December 31, 2012 due to higher level of mortgage escrow funds payable ($9.3 million), partially offset by lower level of official checks outstanding ($1.8 million). Mortgage escrow funds payable fluctuate based on the level of loans outstanding and other factors and represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties when due. Official checks outstanding represent checks issued by INB in the normal course of business which fluctuate based on banking activity.

Stockholders’ Equity

The following table details the changes in stockholders’ equity:

($ in thousands, except per share amounts)	Amount	Shares	Amount Per Share

Common stockholders’ equity at December 31, 2012	$186,323	21,589,589	$8.63
Net earnings before preferred dividend requirements	10,287	-	0.47
Amortization of preferred stock discount	(376)	-	(0.02)
Discount from redemption of preferred stock	187	-	0.01
Preferred dividends declared and paid (1)	(5,068)	-	(0.23)
Issuance of common stock from option exercises (2)	54	14,967	3.59
Issuance of restricted common stock (2)	-	330,700	-
Forfeiture of restricted common stock (2)	-	(18,633)	-
Compensation from common stock options and restricted common stock (2)	731	-	0.03
Excess tax benefit on vested restricted stock/exercise of stock options (2)	150	-	0.01

Common stockholders’ equity at September 30, 2013	$192,288	21,916,623	$8.77

Preferred stockholder’s equity at December 31, 2012	$ 24,624	25,000
Amortization of preferred stock discount	376	-
Redemption of preferred stock (1)	(24,813)	(25,000)
Discount from redemption of preferred stock (1)	(187)	-

Preferred stockholder’s equity at September 30, 2013	$ -	-

Total stockholders’ equity at September 30, 2013	$192,288

       (1) See note 9 to the financial statements in this report.

       (2) See note 10 to the financial statements in this report.

Comparison of Results of Operations for the Quarters Ended September 30, 2013 and 2012

Selected information regarding our results of operations follows:

	For the Quarter Ended Sep 30,
($ in thousands)	2013	2012	Change

Interest and dividend income	$15,624	$19,082	$ (3,458)
Interest expense	6,794	9,223	(2,429)

Net interest and dividend income	8,830	9,859	(1,029)
Provision for loan losses	250	-	250
Noninterest income	901	1,187	(286)
Noninterest expenses:
Provision for real estate losses	250	1,025	(775)
Real estate activities (income) expense, net	212	883	(671)
Operating expenses	3,862	4,160	(298)

Earnings before provision for income taxes	5,157	4,978	179
Provision for income taxes	2,300	2,300	-

Net earnings	2,857	2,678	179
Preferred dividend requirements and discount amortization (1)	269	453	(184)

Net earnings available to common stockholders	$ 2,588	$ 2,225	$ 363

Diluted earnings per common share	$ 0.12	$ 0.10	$ 0.02

(1)	Represents dividend requirements on cumulative preferred stock and amortization of related preferred stock discount. See note 9 to the financial statements in this report.

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

Net interest and dividend income (detailed in the table that follows) decreased by $1.0 million to $8.8 million in Q3-13 from $9.8 million in Q3-12. The decrease was primarily due to a reduction in INB’s assets. A large part of the reduction was planned in order to increase INB’s capital ratios.

In Q3-13, total average interest-earning assets decreased by $183 million from Q3-12, reflecting decreases of $84 million in loans and $99 million in total securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $215 million and $10 million, respectively, while average stockholders’ equity decreased by $4 million. The smaller balance sheet contributed to a significant increase in INB’s regulatory capital ratios (prior to a total of $31 million of cash dividends paid to IBC (in June and August 2013) to fund the redemption of TARP securities), but negatively impacted total net interest and dividend income.

Our net interest margin was 2.32% in Q3-13, unchanged from Q3-12, as the benefit of a higher ratio of interest-earning assets to interest-bearing liabilities (or a $42 million increase in net interest-earning assets) was offset by a 5 basis point decrease in our interest rate spread. The lower spread was due to payoffs of higher yielding loans and calls of security investments, coupled with the re-investment of a large portion of these cash inflows into new loans and securities at significantly lower market interest rates, largely offset by lower rates paid on deposits and the run-off of higher-cost CDs and borrowings. Overall, the average yield on earning assets decreased by 38 basis points to 4.10% in Q3-13, from 4.48% in Q3-12, while the average cost of funds decreased by 33 basis points to 2.02% in Q3-13, from 2.35% in Q3-12.

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

	For the Quarter Ended
	September 30, 2013			September 30, 2012

($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)

Interest-earning assets:
Commercial real estate loans	$802,633	$10,906	5.39%	$870,223	$13,063	5.97%
Multifamily loans	203,430	2,545	4.96	256,726	3,756	5.82
One to four family loans	64,115	932	5.77	23,718	346	5.80
Land loans	5,911	84	5.64	9,510	162	6.78
All other loans	1,489	19	5.06	1,861	24	5.13

Total loans (1)	1,077,578	14,486	5.35	1,162,038	17,351	5.94

U.S. government agencies securities	334,443	746	0.88	417,780	1,300	1.24
Residential mortgage-backed securities	75,139	256	1.35	92,897	281	1.20
State and municipal securities	532	2	1.49	534	2	1.49
Corporate securities (1)	2,871	-	-	4,221	17	1.60
Mutual funds and other equity securities	1,014	5	1.96	-	-	-
FRB and FHLB stock	8,235	112	5.40	8,568	119	5.53

Total securities	422,234	1,121	1.05	524,000	$1,719	1.31%

Other interest-earning assets	11,027	17	0.61	7,987	12	0.60%

Total interest-earning assets	1,510,839	$15,624	4.10%	$1,694,025	19,082	4.48%

Noninterest-earning assets	66,375			120,859

Total assets	$1,577,214			$1,814,884

Interest-bearing liabilities:
Interest checking deposits	$16,197	$ 17	0.42%	$13,387	$ 15	0.45%
Savings deposits	9,656	7	0.29	9,298	7	0.30
Money market deposits	371,166	380	0.41	422,297	459	0.43
Certificates of deposit	881,848	5,988	2.69	1,049,265	8,173	3.10

Total deposit accounts	1,278,867	6,392	1.98	1,494,247	8,654	2.30

FHLB advances	-	-	-	9,511	103	4.31
Debentures - capital securities	56,702	402	2.81	56,702	466	3.27

Total borrowed funds	56,702	402	2.81	66,213	569	3.42

Total interest-bearing liabilities	$1,335,569	$ 6,794	2.02%	$1,560,460	$9,223	2.35%

Noninterest-bearing deposits	5,486			4,719
Noninterest-bearing liabilities	34,758			44,499

Total liabilities	1,375,813			1,609,678

Preferred stockholder’s equity	9,113			24,464
Common stockholders’ equity	192,288			180,742

Total stockholders’ equity	201,401			205,206

Total liabilities and stockholders’ equity	$1,577,214			$1,814,884

Net interest and dividend income/spread		$ 8,830	2.08%		$ 9,859	2.13%

Net interest-earning assets/margin (3)	$175,270		2.32%	$133,565		2.32%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.13			1.09

Return on average assets (2)	0.72%			0.59%
Return on average common equity (2)	5.94%			5.93%
Return on total average equity (2)	5.67%			5.22%
Noninterest expense to average assets (2) (5)	0.98%			0.92%
Efficiency ratio (4)	40%			38%
Average stockholders’ equity to average assets	12.77%			11.31%

(1)	Includes average nonaccrual loans of $39.0 million in the 2013 period versus $49.6 million in the 2012 period. Total interest income not accrued on such loans and excluded from the table totaled $42,000 in the 2013 period and $153,000 in the 2012 period. Interest income on corporate securities is also recognized on cash basis. Payments received in the 2013 period were applied as a reduction of our principal investment. See note 2 to the financial statements in this report.

(2)	Annualized.

(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income.
Inclusive of income from loan prepayments, the margin would compute to 2.48% and 2.49% for the 2013 and 2012 period, respectively.

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

	For the Quarter Ended Sep 30, 2013 versus Sep 30, 2012
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total

Interest-earning assets:
Total loans	$(1,843)	$(1,264)	$ 242	$ (2,865)
Total securities	(361)	(321)	84	(598)
Total other interest-earning assets	-	5	-	5

Total interest-earning assets	(2,204)	(1,580)	326	(3,458)

Interest-bearing liabilities:
Interest checking deposits	(1)	3	-	2
Savings deposits	-	-	-	-
Money market deposits	(21)	(55)	(3)	(79)
Certificates of deposit	(1,075)	(1,297)	187	(2,185)

Total deposit accounts	(1,097)	(1,349)	184	(2,262)

Total borrowed funds	(167)	(102)	102	(167)

Total interest-bearing liabilities	(1,264)	(1,451)	286	(2,429)

Net change in interest and dividend income	$(940)	$ (129)	$ 40	$ (1,029)

Provision for Loan Losses

We determine the need for a provision or (credit) for loan losses based on our quarterly review of the adequacy of the allowance for loan losses. A more detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 44 to 47 in our 2012 10-K. For Q3-13, our provision for loan losses was $0.3 million, compared to no credit or provision for loan losses in Q3-12. The increase was driven primarily by growth in the loan portfolio during Q3-13 of approximately $44 million as well as the assessment of the factors we use in determining the adequacy of the allowance.

Noninterest Income

Noninterest income decreased to $0.9 million in Q3-13 from $1.2 million in Q3-12, due to a $0.1 million decrease in income from loan prepayments and a $0.3 million increase in security impairment charges, partially offset by a $0.1 million increase in other lending fees. Loan prepayment income consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. See note 2 to the financial statements in this report for a discussion of security impairment charges, which are based on various factors, including estimates made by us.

Noninterest Expenses

The provision for real estate losses decreased to $0.2 million in Q3-13, from $1.0 million Q3-12. The decrease reflected fewer write-downs in the carrying value of real estate owned. See the section entitled “Asset Quality,” for a list of all real estate owned, related information thereon and the factors we use in determining the provision for real estate losses.

Real estate activities expense, net of rental and other income, decreased to $0.2 million in Q3-13 from $0.9 million in Q3-12, reflecting a lower level of real estate owned through foreclosure. Real estate activities (income) expense, net is comprised of expenditures we make for real estate taxes, insurance, utilities repairs, maintenance, legal services and other charges (net of any rental income earned from the operation of the property or gains from the sale or foreclosure of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Operating expenses decreased to $3.9 million in Q3-13 from $4.2 million in Q3-12, primarily due to a $0.3 million decrease in FDIC insurance expense resulting from a smaller assessment base and an upgrade in INB’s FDIC assessment rating. We employed 78 people as of September 30, 2013, compared to 77 employees at September 30, 2012.

Provision for Income Taxes

The provision for income tax expense amounted to $2.3 million in both Q3-13 and Q3-12. Nearly all of the expense for both periods reflected the partial utilization of our deferred tax asset. For information on the deferred tax asset, see note 11 to the financial statements in this report. Our effective income tax rate (inclusive of state and local taxes) was approximately 45% in Q3-13 and 46% in Q3-12.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2013 and 2012

Selected information regarding our results of operations follows:

	For the Nine-Months Ended Sep 30,
($ in thousands)	2013	2012	Change

Interest and dividend income	$47,496	$59,486	$ (11,990)
Interest expense	21,087	29,964	(8,877)

Net interest and dividend income	26,409	29,522	(3,113)
Credit for loan losses	(1,500)	-	(1,500)
Noninterest income	2,346	3,718	(1,372)
Noninterest expenses:
Provision for real estate losses	955	2,933	(1,978)
Real estate activities (income) expense, net	(1,120)	1,822	(2,942)
Operating expenses	11,954	12,473	(519)

Earnings before provision for income taxes	18,466	16,012	2,454
Provision for income taxes	8,179	7,320	859

Net earnings	10,287	8,692	1,595
Preferred dividend requirements and discount amortization (1)	1,057	1,345	(288)

Net earnings available to common stockholders	$ 9,230	$ 7,347	$ 1,883

Diluted earnings per common share	$ 0.42	$ 0.34	$ 0.08

(1)	Represents dividend requirements on cumulative preferred stock and amortization of related preferred stock discount. See note 9 to the financial statements in this report.

Net Interest and Dividend Income

As described in greater detail in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2013 and 2012” under the caption “Net Interest and Dividend Income,” net interest and dividend income is our primary source of earnings.

In 9mths-13, net interest and dividend income (detailed in the table that follows) decreased by $3.1 million from 9mths-12. The decrease was also due to a smaller balance sheet, partially offset by an improved net interest margin during the period.

Our total average interest-earning assets decreased by $250 million from 9mths-12, reflecting an $84 million decrease in average loans and a $166 million net decrease in average security and overnight investments. At the same time, average deposits and borrowed funds decreased by $265 million and $11 million, respectively, while average stockholders’ equity increased by $8 million.

Our net interest margin improved to 2.33% in 9mths-13 from 2.23% in 9mths-12. The margin increased by 10 basis points, reflecting an 6 basis point improvement in our interest rate spread and a higher ratio of interest-earning assets to interest-bearing liabilities (from 1.08 to 1.12), or a $26 million increase in net interest-earning assets. Overall, our average cost of funds decreased by 37 basis points to 2.08% in 9mths-13, from 2.45% in 9mths-12, while our average yield on earning assets decreased at a slower pace by 31 basis points to 4.19% in 9mths-13, from 4.50% in 9mths-12.

The reasons for the changes in the average yield and cost of funds are the same as those discussed in the comparison of quarterly operating results.

The following table provides information for the periods indicated, the contents of which are described above in a similar table in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2013 and 2012” under the caption “Net Interest and Dividend Income.”

	For the Nine-Months Ended
	September 30, 2013			September 30, 2012

($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)

Interest-earning assets:
Commercial real estate loans	$ 808,914	$33,491	5.54%	$ 868,936	$39,992	6.15%
Multifamily loans	203,899	7,884	5.17	262,934	11,799	5.99
One to four family loans	58,002	2,529	5.83	17,916	797	5.94
Land loans	6,238	269	5.77	10,552	542	6.86
All other loans	1,430	57	5.33	1,886	72	5.10

Total loans (1)	1,078,483	44,230	5.50	1,162,224	53,202	6.11

U.S. government agencies securities	335,834	2,204	0.88	529,327	5,319	1.34
Residential mortgage-backed securities	77,322	650	1.12	52,863	509	1.29
State and municipal securities	533	5	1.25	238	2	1.12
Corporate securities (1)	3,250	-	-	4,272	52	1.63
Mutual funds and other equity securities	1,009	16	2.12	-	-	-
FRB and FHLB stock	8,205	338	5.51	8,755	373	5.69

Total securities	426,153	3,213	1.01	595,455	$6,255	1.40%

Other interest-earning assets	11,080	53	0.64	7,576	29	0.51%

Total interest-earning assets	1,515,716	$47,496	4.19%	$1,765,255	$59,486	4.50%

Noninterest-earning assets	93,807			117,059

Total assets	$1,609,523			$1,882,314

Interest-bearing liabilities:
Interest checking deposits	$ 15,331	$ 47	0.41%	$ 12,828	$ 51	0.53%
Savings deposits	9,652	22	0.30	9,235	27	0.39
Money market deposits	378,366	1,149	0.41	430,322	1,723	0.53
Certificates of deposit	897,116	18,592	2.77	1,112,883	26,413	3.17

Total deposit accounts	1,300,465	19,810	2.04	1,565,268	28,214	2.41

FHLB advances	-	-	-	11,216	358	4.26
Debentures - capital securities	56,702	1,277	3.01	56,702	1,392	3.28

Total borrowed funds	56,702	1,277	3.01	67,918	1,750	3.44

Total interest-bearing liabilities	$1,357,167	$ 21,087	2.08%	$1,633,186	$29,964	2.45%

Noninterest-bearing deposits	5,199			4,525
Noninterest-bearing liabilities	37,310			42,650

Total liabilities	1,399,676			1,680,361

Preferred stockholder’s equity	19,292			24,371
Common stockholders’ equity	190,555			177,582

Total stockholders’ equity	209,847			201,953

Total liabilities and stockholders’ equity	$1,609,523			$1,882,314

Net interest and dividend income/spread		$ 26,409	2.11%		$29,522	2.05%

Net interest-earning assets/margin (3)	$ 158,549		2.33%	$ 132,069		2.23%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.12			1.08

Return on average assets (2)	0.85%			0.62%
Return on average common equity (2)	7.20%			6.53%
Return on total average equity (2)	6.54%			5.74%
Noninterest expense to average assets (2) (5)	0.99%			0.88%
Efficiency ratio (4)	42%			38%
Average stockholders’ equity to average assets	13.04%			10.73%

(1)	Includes average nonaccrual loans of $41.0 million in the 2013 period versus $53.9 million in the 2012 period. Total interest income not accrued on such loans and excluded from the table totaled $0.1 million in the 2013 period and $0.4 million in the 2012 period. Interest income on corporate securities is also recognized on cash basis. Payments received in the 2013 period were applied as a reduction of our principal investment. See note 2 to the financial statements in this report.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income.
Inclusive of income from loan prepayments, the margin would compute to 2.50% and 2.44% for the 2013 and 2012 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities (income) expense, net) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio exclude real estate activities (income) expense, net.

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

	For the Nine-Months Ended Sep 30, 2013 versus Sep 30, 2012
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total

Interest-earning assets:
Total loans	$(5,690)	$(3,874)	$ 592	$ (8,972)
Total securities	(1,957)	(1,741)	656	(3,042)
Total other interest-earning assets	7	13	4	24

Total interest-earning assets	(7,640)	(5,602)	1,252	(11,990)

Interest-bearing liabilities:
Interest checking deposits	(12)	10	(2)	(4)
Savings deposits	(6)	1	-	(5)
Money market deposits	(387)	(207)	20	(574)
Certificates of deposit	(3,339)	(5,130)	648	(7,821)

Total deposit accounts	(3,744)	(5,326)	666	(8,404)

Total borrowed funds	(473)	(358)	358	(473)

Total interest-bearing liabilities	(4,217)	(5,684)	1,024	(8,877)

Net change in interest and dividend income	$(3,423)	$ 82	$228	$ (3,113)

Provision for Loan Losses

We determine the need for a provision or (credit) for loan losses based on our quarterly review of the adequacy of the allowance for loan losses. A more detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” on pages 44 to 47 in our 2012 10-K. For 9mths-13, our review resulted in a credit for loan losses of $1.5 million, compared to no credit or provision for loan losses in 9mths-12. The credit was primarily a function of partial cash recoveries of prior loan charge offs during the first and second quarters of 2013, partially offset by the impact of an increase in our loan portfolio during Q3-13. See note 14 to the financial statements in this report for a discussion on the cash recoveries.

Noninterest Income

Noninterest income decreased to $2.3 million in 9mths-13 from $3.7 million in 9mths-12, primarily due to a $0.5 million net decrease in income from loan prepayments and other lending fees, and a $0.8 million increase in security impairment charges. Loan prepayment income consists of the full recognition of any unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases. See note 2 to the financial statements in this report for a discussion of security impairment charges, which are based on various factors, including estimates made by us.

Noninterest Expenses

The provision for real estate losses decreased to $0.9 million in 9mths-13 from $2.9 million in 9mths-12. The decrease reflected fewer write-downs in the carrying value of real estate owned. See the section entitled “Asset Quality,” for a list of all real estate owned and related information thereon, and a discussion of the factors we use in determining the provision for real estate losses.

Real estate activities expense, net of rental and other income, totaled $1.8 million in 9mths-12. For 9mths-13, these activities produced net income of $1.1 million, largely due to $0.8 million of gains from the sale of three properties and $1.6 million of cash recoveries of expenses associated with previously owned properties. Exclusive of these income items, net real estate expenses would have been $1.3 million in 9mths-13, or $0.5 million less from the same prior year period due to a lower level of real estate owned through foreclosure.

Operating expenses decreased to $12.0 million in 9mths-13 from $12.5 million in 9mths-12, reflecting a $0.7 million decrease in FDIC deposit insurance expense, partially offset by a $0.1 million aggregate increase in salaries, benefits and stock compensation expense. The decrease in FDIC insurance expense was due to a smaller balance sheet and an improved FDIC risk assessment rating. We employed 78 people as of September 30, 2013, versus 77 at September 30, 2012. For additional information on our stock compensation, see note 10 to the financial statements in this report.

Provision for Income Taxes

The provision for income tax expense increased to $8.2 million in 9mths-13 from 7.3 million in 9mths-12 due to higher pre-tax income. Nearly all of the expense for both periods reflected the partial utilization of our deferred tax asset. For information on the deferred tax asset, see note 11 to the financial statements in this report. Our effective income tax rate (inclusive of state and local taxes) was approximately 44% in 9mths-13 and 46% in 9mths-12.

Off-Balance Sheet and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers. For a further information on and discussion of these instruments, see note 13 to the financial statements in this report.

Liquidity and Capital Resources

General

The following discussion serves as an update to the section entitled “Liquidity and Capital Resources,” which begins on page 64 of our 2012 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the nine-months ended September 30, 2013, see the condensed consolidated statements of cash flows in this report.

Intervest National Bank

On March 21, 2013, INB’s primary regulator, the OCC, terminated its Formal Agreement with INB and INB is no longer subject to the related operating restrictions that had been in effect since December 2009. Among other things, effective March 21, 2013, INB is no longer required to maintain its deposit pricing at or below the national rates published by the FDIC, plus 75 basis points. INB is also no longer prohibited from accepting, renewing or rolling over brokered deposits, and is no longer subject to heightened regulatory capital requirements.

At September 30, 2013, INB had cash and short-term investments totaling $29 million and approved commitments to lend of $31 million (which excludes an additional $50 million of potential new loan commitments that were in process as of that date), most of which are anticipated to be funded over the next 12 months from cash on hand.

At September 30, 2013, total consolidated deposits amounted to $1.30 billion, consisting of certificate of deposit accounts (CDs) totaling $897 million, and checking, savings and money market accounts aggregating to $401 million. CDs represented 69% of total deposits and CDs of $100,000 or more totaled $467 million and included $85 million of brokered deposits. Brokered deposits had a weighted-average remaining term and stated interest rate of 2.8 years and 3.48%, respectively, at September 30, 2013, and $32 million (with a weighted-average rate of 4.76%) mature by September 30, 2014. At September 30, 2013, $434 million, or 48% of total CDs (inclusive of brokered deposits), mature within one year.

In the nine months of 2013, INB experienced net deposit outflow of $64 million, consisting of the repayment of $29 million of maturing brokered CD deposits and net reductions of $45 million in CDs and $25 million in total money market and checking deposit accounts, partially offset by $35 million of new brokered CD deposits. INB funded this net outflow through a portion of the cash flows from the principal repayments of loans and calls of its security investments. INB’s current objective is to maintain its deposit rates at competitive levels in order to promote a stable deposit base that can be adjusted as needed to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio stood at 80% as of September 30, 2013.

At September 30, 2013, $139 million, or 13%, of INB’s loan portfolio (excluding nonaccrual loans) was scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Additionally, over the next twelve months, approximately $83 million of INB’s security investments could potentially be called or repaid if interest rates remain at or near current levels. Absent an alternative need for these cash inflows, a large portion is expected to be reinvested into new loans or similar securities, with potentially lower market rates.

At September 30, 2013, INB had no borrowed funds outstanding. At September 30, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support $441 million in aggregate borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from two banks totaling $24 million. However, these two lines are cancelable by the lenders at any time.

This total borrowing capacity of $465 million at September 30, 2013 represented a decrease of $47 million from December 31, 2012, primarily due to a lower level of security investments outstanding. At September 30, 2013, INB’s secured lines of credit represented 55% of INB’s total money-market deposit accounts and all CDs maturing within one year.

INB has historically paid cash dividends to IBC to fund IBC’s debt service requirements on its outstanding debt as well as the payment of any dividends on IBC’s capital stock. From January 2010 through March 21, 2013, as required by the OCC, INB suspended the declaration and payment of dividends to IBC in order to preserve capital. In June 2013 and August 2013, INB, with regulatory approval from the OCC, paid cash dividends in the amount of $12.25 million and $18.75 million, respectively, to IBC in order to fund IBC’s redemption of Preferred Stock as described below under the caption “Intervest Bancshares Corporation”.

As discussed in note 15 to the financial statements in this report, at September 30, 2013, INB’s regulatory capital ratios were well in excess of those required to be considered a well-capitalized institution. INB does not expect to need additional capital over the next twelve months.

INB’s current dividend policy is to pay dividends at levels consistent with maintaining its desired liquidity and capital ratios and debt servicing obligations. Under the National Bank Act and the OCC regulations, INB’s board of directors may declare dividends to be paid out of INB’s undivided profits. No dividend may be paid by INB without the OCC’s approval if the total amount of all dividends, including the then proposed dividend, declared by INB in any calendar year exceeds INB’s total retained net income for that year, combined with its retained net income for the preceding two years. Also, INB may not declare or pay any dividends if, after making the dividend, INB would be “undercapitalized” and no dividend may be paid by INB if it is in default with respect to any deposit insurance assessment due to the FDIC. See the discussion below regarding IBC’s regulatory restrictions with respect to accepting dividends from INB.

Intervest Bancshares Corporation

From February 2010 through May 2013, as required by its primary regulator, the FRB, IBC suspended the declaration and payment of dividends on its capital stock and the payment of interest on its outstanding debt.

In June and August 2013, with all the necessary approvals from the FRB, IBC accepted cash dividend payments of $12.25 million and $18.75 million, respectively, from INB and used those funds, along with a portion of IBC’s cash on hand, to pay accrued interest on its outstanding debt and to purchase and retire its Preferred Stock through two separate transactions. See notes 8 and 9 to the financial statements in this report for discussions regarding (i) IBC’s successful bid and repurchase on June 24, 2013 of 6,250 of its 25,000 shares of then outstanding Preferred Stock, as well as the payment of accrued interest payable on its outstanding debt and (ii) IBC’s redemption on August 15, 2013 of the remaining 18,750 shares of the Preferred Stock held by unrelated third parties. The repurchase and redemption of the Preferred Stock included the payment of all preferred dividends in arrears totaling $5.1 million.

As of September 30, 2013, IBC remained subject to a written agreement with the FRB and the restrictions contained therein, including the requirement for IBC to obtain regulatory approval to accept dividend payments from INB. IBC has been informed by the FRB that it is reviewing the need for such agreement and IBC has advised the FRB that, in IBC’s view, it has complied with the requirements of the agreement. As a result of being subject to this agreement as of September 30, 2013, IBC exercised its right under the indentures for its trust preferred securities to again defer interest payments on that outstanding debt. The regularly scheduled interest payments on IBC’s debt continue to be accrued and are recorded as interest expense in our financial statements. Accrued interest payable on IBC’s debt at September 30, 2013 amounted to $0.5 million. The interest payments can only resume at such time as IBC is permitted to resume payment by its regulator.

At September 30, 2013, IBC had cash and short-term investments totaling $2.7 million, of which $2.4 million was available for use (inclusive of $1.3 million of cash on deposit with INB).

As discussed in note 15 to the financial statements in this report, IBC’s regulatory capital ratios at September 30, 2013 well exceeded its current minimum requirements and it does not expect to need additional capital over the next twelve months. IBC relies on cash dividends received from INB to fund interest payments due on IBC’s outstanding debt as well as for IBC’s payment of cash dividends on its capital stock, if and when declared.

Summary

We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities.

We are not aware of any trends, known demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed or that may be placed on us by our regulators (currently those with respect to IBC’s payment of cash dividends and interest on its debt obligations and the incurrence of new debt) that would adversely impact our liquidity and ability to raise funds to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed.

Additional information concerning investment securities, deposits, borrowings and preferred stock, including interest rates, dividends and maturity dates thereon, can be found in notes 2, 6, 7, 8, and 9 to the financial statements in this report.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2013 due within the periods shown.

		Amounts Due Within
($ in thousands)	Total	Oct 1 to Dec 31, 2013	2014 and 2015	2016 and 2017	2018 and Later

Deposits with stated maturities	$ 897,412	$186,472	$436,919	$209,929	$64,092
Deposits with no stated maturities	400,991	400,991	-	-	-
Subordinated debentures - capital securities	56,702	-	-	-	56,702
Mortgage escrow payable and official checks outstanding	32,227	32,227	-	-	-
Unfunded loan commitments and lines of credit (1)	31,349	31,349	-	-	-
Operating lease payments	16,297	364	3,102	3,010	9,821
Accrued interest payable on deposits	1,398	1,398	-	-	-
Accrued interest payable on all borrowed funds	463	463	-	-	-
Death benefit payments	240	66	174	-	-

	$1,437,079	$653,330	$440,195	$212,939	$130,615

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Regulatory Capital and Other Matters

See the section “Supervision and Regulation” in Item 1 “Business” in our 2012 10-K and note 19 to the financial statements in our 2012 10-K, and as updated by note 15 to the financial statements in this report.

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

As discussed in our 2012 10-K and in this report, the amount of fixed-rate loans in our loan portfolio has increased over the last several years and such loans constitute approximately 95%, or $1.05 billion, of the loan portfolio at September 30, 2013. We also have loans (approximately 4% or $41 million) in the portfolio that have terms that call for predetermined increases in the interest rate at various times over the life of the loan. Included in our fixed-rate loans above is approximately $90 million of loans (originated mostly since the beginning of 2012) whereby the borrower has the option prior to maturity and with the payment of a specified fee, to extend the loan for a new term at an interest rate per annum equal to the greater of the old rate or a new rate based on a fixed spread (ranging from 250 to 300 basis points) over a specified index, subject to meeting our underwriting requirements. The future repricing of our loans that have predetermined rate increases or the aforementioned options may not be at the same magnitude as general changes in market rates. Our entire loan portfolio had a short weighted-average life of approximately 4.5 years at September 30, 2013.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of September 30, 2013, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total

Loans (1)	$ 36,231	$112,030	$649,383	$266,939	$1,064,583
Loans - performing nonaccrual TDRs (1)	2,283	33,485	-	-	35,768
Securities held to maturity (2)	226,185	61,191	118,491	7,850	413,717
Securities available for sale (2)	1,016	-	-	-	1,016
Short-term investments	4,961	-	-	-	4,961
FRB and FHLB stock	2,360	-	-	5,877	8,237
Interest-earning time deposits with banks	-	1,150	4,220	-	5,370

Total rate-sensitive assets	$ 273,036	$207,856	$772,094	$280,666	$1,533,652

Deposit accounts (3):
Interest checking	$ 15,816	$ -	$ -	$ -	$ 15,816
Savings	9,670	-	-	-	9,670
Money market	370,367	-	-	-	370,367
Certificates of deposit	186,472	247,583	449,783	13,574	897,412

Total deposits	582,325	247,583	449,783	13,574	1,293,265

Debentures (1)	56,702	-	-	-	56,702
Accrued interest on all borrowed funds (1)	463	-	-	-	463

Total borrowed funds	57,165	-	-	-	57,165

Total rate-sensitive liabilities	$ 639,490	$ 247,583	$449,783	$ 13,574	$1,350,430

GAP (repricing differences)	$(366,454)	$ (39,727)	$322,311	$267,092	$ 183,222

Cumulative GAP	$(366,454)	$ (406,181)	$ (83,870)	$183,222	$ 183,222

Cumulative GAP to total assets	(23.1)%	(25.6)%	(5.3)%	11.6%	11.6%

Significant assumptions used in preparing the preceding gap table follow:

(1)

Floating-rate loans, loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $3.7 million are also excluded from the table.

(2)

Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate is scheduled to change. A large number of the securities have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up. The net carrying value (or $2.6 million) of corporate securities that are on a cash basis of accounting are excluded from the table.

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

At September 30, 2013, the gap analysis above indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $406 million, or a negative 25.6% of total assets, at September 30, 2013. As a result of the negative one-year gap, the composition of our balance sheet at September 30, 2013 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table that follows summarizes the results of certain scenarios of our earnings simulation model as of September 30, 2013. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

		Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)

Next 12 months	$40,101	$39,685	$38,314	$33,196
% change		-1.04%	-4.46%	-17.22%

Next 13-24 months	$41,251	$38,115	$38,191	$35,532
% change		-7.60%	-7.42%	-13.86%

2 Year Cumulative	$81,352	$77,800	$76,505	$68,728
% change		-4.37%	-5.96%	-15.52%

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

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of September 30, 2013, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2012 10-K, where such factors are discussed on pages 28 through 36. There were no material changes to the risk factors during the quarter ended September 30, 2013, other than the following. We are updating certain risk factor disclosure set out in our 2012 10-K regarding our loan portfolio to discuss the most recent trends in the composition of that portfolio, as discussed elsewhere in this report. The risks described below and in our 2012 10-K are not the only risks facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate, which increases the risk associated with our loan portfolio.

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate. This type of concentration increases the risk associated with our loan portfolio because such loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers, and repayment of such loans is typically dependent upon the successful operation of the underlying real estate. Additionally, in our portfolio we have some loans secured by vacant or substantially vacant properties as well as some vacant land, all of which typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment. In many of these cases, a special escrow account is held by us for the life of the loan.

Over the past several years, due to increased liquidity in the banking system and widespread increasing competition for real estate loans, particularly multifamily loans in the New York City metropolitan area, the effective loan rates for multifamily (as well as commercial real estate loans to a large extent) have been driven down substantially from historical levels, with interest rates offered as low as 3% or below for 5 to 10 year multifamily balloon products, with a portion being interest only loans. In addition to this aggressive pricing by our competitors, government agency programs have increased the attractiveness of these loans and have further fueled interest rate and term competition. Further, lower interest rates have driven up the size of these loans in relation to the value of the underlying collateral. We have also seen a shift in recent years of rental properties being converted to condominium or cooperative status which takes them out of the normal multifamily market. All of these conditions have reduced what we believe to be suitable lending opportunities for us during the past few years, particularly in the multifamily real estate market. As disclosed in our 2012 10-K, our two senior lending officers, our Chairman and INB’s President, both of whom have substantial experience in commercial and multifamily real estate lending, with oversight from INB’s Board of Directors and its Loan Committee, determine which lending opportunities are suitable for us, including setting interest rates, fees charged and maturity terms of our real estate loans. All new loans in excess of $250,000 must be first reviewed and approved by INB’s Loan Committee, which is comprised of three members of INB’s Board of Directors, one of whom is also our Chairman.

The market conditions described above have resulted in a large number of the loans we originated prior to 2010 being repaid through refinancing by other institutions. Our new loan originations, moreover, have been more weighted towards commercial real estate loans, with an emphasis on mixed-use properties and retail strip centers in the New York City metropolitan area. We have increased our lending over the last two years on loans to investors that are secured by blocks of 1-4 family individual condominium dwelling units due to attractive collateral values and yields in this market, particularly in our Florida market. We normally make these loans to investors who purchase multiple condo units that remain unsold after a condo conversion or the unsold units in a new condo development. The units are normally rented for a number of years until the economy improves and the units can be sold as originally intended. Although these loans are classified necessarily as 1-4 family as required by regulatory guidance, they are underwritten by us in accordance with our multifamily underwriting polices and their risk characteristics are essentially the same as our multifamily real estate lending. We also risk weight these loans for regulatory capital purposes at 100%. At September 30, 2013, such loans accounted for approximately 6% of our total loan portfolio compared to less than 1% at the end of 2010.

We have also increased our lending over the last two years in the single tenant non-credit and credit sectors of the commercial real estate market likewise due to attractive yields. This includes loans on real estate leased to national and regional chains of specialty restaurants, fast food establishments, retailers, drug stores and convenience stores, bank branches and some single occupancy office buildings, with a large portion of the new loans originated in states other than New York and Florida, including geographical areas that are considered secondary and tertiary markets.

A significant portion of the loans secured by restaurants (which totaled approximately $42 million at September 30, 2013) are guaranteed by the franchisees that operate the business and not by the franchisor. At September 30, 2013, single tenant non-credit loans accounted for approximately 11% of our total loan portfolio, compared to approximately 2% at the end of 2010. Nearly all of the single tenants have triple net leases, whereby the tenant also pays all of the utilities, property taxes and insurance directly to the appropriate vendors and municipalities.

Loans with single-tenant exposure may have greater risk of default than loans on buildings with large, diversified tenant rosters. Moreover, some of the single tenant loans in our portfolio have leases that expire before the loan matures which further increases the credit risk of these loans, although in many cases, these loans have accelerated principal amortization schedules and the leases contain renewal options. In such situations, there is always the risk that the tenant will not renew upon lease maturity, which may result in a significant amount of time and expense involved with replacing a major tenant if it were to vacate, default on its payments or we were to acquire the property through foreclosure. Furthermore, tenants that are not rated or are rated “non-credit” (non-credit defined as tenants with a debt rating from the major rating agencies, such as Standard and Poor’s, that is below investment grade or “BBB” for example) also pose a greater risk of default as compared to “credit rated tenants.”

The trends described above has caused our total commercial real estate loans as a percentage of our total loans to increase from 63% at the end of 2008 to 74% at September 30, 2013, while our multifamily loans, inclusive of loans on investor owned condominiums, as a percentage of total loans has decreased from 35% to 25% during the same time frame. The average yield on our entire loan portfolio has also declined from a weighted-average of 6.48% in 2008 to 5.35% in the most recent quarter ended September 30, 2013, reflecting lower market interest rates and highly competitive conditions.

Additionally, during the same time frame, as a result of competitive market conditions, lower pricing in originating loans and borrower preference for fixed-rate product, we have originated nearly all fixed-rate loans with somewhat longer maturities. Loans with fixed interest rates constituted approximately 95% of the loan portfolio at September 30, 2013. The portfolio also included loans (approximately 4% of the portfolio) that have terms that call for predetermined interest rate increases over the life of the loan, which may or may not be the same as future changes in market interest rates. Our entire loan portfolio had a weighted-average remaining life of approximately 4.5 years as of September 30, 2013, compared with 3.0 years at December 31, 2008. See the section “Asset and Liability Management” in this report as well as our 2012 10-K for a further discussion of our fixed-rate loans and their impact on our interest rate risk.

We cannot predict how long the trends or factors noted above will continue or how they will impact our loan origination volumes, loan types and loan terms over the long term. For a further discussion of the risks associated with commercial and multifamily real estate lending, see our 2012-10-K beginning on page 5.

All of our commercial and multi-family real estate loans require ongoing evaluation and monitoring since they may be affected to a greater degree by adverse conditions in the real estate markets or the economy or changes in government regulation. A number of our borrowers also have more than one mortgage loan outstanding with us. Likewise, a number of these borrowers may also own other properties that are encumbered by separate mortgages from other lenders. Consequently, an adverse development with respect to the borrower may expose us to a greater risk of loss with respect to our otherwise performing loans with the same borrower. Furthermore, banking regulators continue to give commercial real estate lending greater scrutiny and banks with higher levels of these loans are expected to implement improved underwriting and risk management policies and portfolio stress testing, as well as maintain higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Even with personal recourse, successful collection is still difficult to achieve. In addition, our losses in connection with delinquent and foreclosed loans may be more pronounced because our commercial and multifamily real estate mortgage loans generally have amortization schedules common to the banking industry thus resulting in limited principal reduction during the life of the loan and consequently a substantial part of the loan’s original principal amount is due at maturity. All of the above factors could adversely affect our operating results and financial condition.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

As a result of IBC being subject to restrictions (arising from IBC’s Formal Agreement with its primary regulator, the FRB) with respect to the payment of interest on its debt, IBC elected to defer regularly scheduled interest payments on its $55 million of outstanding debt (TRUPs) effective with scheduled interest payments due in the third quarter of 2013. The deferral of interest payments is permitted by the underlying indentures governing this debt and does not constitute a default. During the deferral period, interest expense will continue to accrue for financial statement purposes at the stated coupon rate, including accruals on the deferred and unpaid interest. At September 30, 2013, IBC had accrued a total of $0.5 million of interest payments on its outstanding debt.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: November 5, 2013	By: /s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2013	By: /s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiary

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

101.0

The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) related financial statement footnotes.