Form 10-K
period 2013-12-31
INTERVEST BANCSHARES CORP
filed 2014-03-03
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended DECEMBER 31, 2013

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

The aggregate market value of 19,454,807 shares of the Registrant’s common stock outstanding on June 28, 2013 (which excludes a total of 2,468,949 shares held by affiliates) was $129,958,111. This value is computed by reference to the closing sale price of $6.68 per share on June 28, 2013 of the Registrant’s common stock on the NASDAQ Global Select Market.

At the close of business on January 31, 2014, there were 22,012,390 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held in May 2014 are incorporated by reference into Part III of this Form 10-K.

Intervest Bancshares Corporation and Subsidiary

2013 ANNUAL REPORT ON FORM 10-K

PART I

The disclosures and discussions, set forth in this report on Form 10-K, are qualified by the next two paragraphs that follow and by “Item 1A Risk Factors.”

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified.

We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K, including without limitation statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” “objective,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations.

The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: the regulatory agreement to which IBC is currently subject and any operating restrictions arising therefrom including availability of regulatory approvals or waivers; changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL and AMT carry forwards; and our ability to attract and retain key members of management. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of this report on Form 10-K and updated as needed in Item 1A of Part II of our quarterly reports on Form 10-Q.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and any amendments to those reports, can be obtained (excluding exhibits) without charge by writing to: Intervest Bancshares Corporation, Attention: Secretary, One Rockefeller Plaza (Suite 400) New York, New York 10020. In addition, the reports (with exhibits) are available on the Securities and Exchange Commission’s website at www.sec.gov. IBC has a website at www.intervestbancsharescorporation.com that is used for limited purposes. INB also has a website at www.intervestnatbank.com. The information on both of these web sites is not and should not be considered part of this report and is not incorporated by reference in this report.

Item 1. Business

Description of Business

IBC is a bank holding company incorporated in 1993 under the laws of the State of Delaware and its common stock trades on the Nasdaq Global Select Market under the symbol IBCA. IBC is the parent company of INB and owns 100% of its capital stock. IBC’s primary purpose is the ownership of INB. It does not engage in any other business activities other than, from time to time, a limited amount of real estate mortgage lending, including the participation in loans originated by INB. IBC from time to time also issues debt and equity securities as needed to raise funds for working capital purposes. IBC also owns 100% of the capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V, or the “Trusts”), all of which are unconsolidated entities for financial statement purposes. The Trusts do not conduct business and were formed prior to 2006 for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC as discussed in note 9 to the financial statements in this report.

INB is a nationally chartered commercial bank that opened for business on April 1, 1999 and accounts for 99% of our assets. In addition to its headquarters and full-service banking office in Rockefeller Plaza in New York City, INB has a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena.

INB also has a beneficial ownership interest in certain limited liability companies whose sole purpose is to hold title to real estate INB may thereby beneficially acquire through foreclosure or otherwise. The offices of IBC and INB’s headquarters and full-service banking office are leased and located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

Our business is banking and real estate lending conducted through INB’s operations. INB conducts a personalized banking business that attracts deposits from the general public. INB solicits deposit accounts from individuals, small businesses and professional firms located throughout its primary market areas in New York and Florida by offering various deposit products. INB uses these deposits, together with funds generated from its operations, principal repayments of loans and securities and from other sources, to originate mortgage loans secured by real estate and to purchase investment securities. INB also provides internet banking services through its website, which also attracts deposit customers from both within and outside INB’s primary market areas.

INB’s deposit flows and the rates it pays on deposits are influenced by interest rates on competing investments. INB’s volume of loan originations is dependent on a number of factors, including loan demand and whether the interest rate and maturity terms and credit risks associated with potential new loans are suitable for its portfolio and meet its Board-approved underwriting standards. INB faces strong competition in the attraction of deposits and the origination of loans. INB’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent permitted by law. INB’s core data processing is outsourced and is performed by Fiserv, Inc, a leading global provider of information management and electronic commerce systems for the financial services industry.

Our revenues consist of interest, dividends and fees earned on our interest-earning assets and noninterest income. Our expenses consist of interest incurred on our interest-bearing liabilities and noninterest expenses.

Our net interest and dividend income is the difference between interest and dividend income generated from our interest-earning assets and interest expense incurred on our interest-bearing liabilities, and is dependent upon an interest-rate spread (which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

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

Our noninterest expenses are derived primarily from the following: salaries and employee benefits; stock compensation; occupancy and equipment; data processing; professional fees and services; FDIC insurance; general insurance; real estate activities; and other operating expenses. We also record provisions (credits) for loan and real estate losses and income tax expense or benefit. The real estate activities category comprises expenses (net of rental and other income generated from collateral properties) such as real estate taxes, insurance, utilities and other charges, required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Our profitability is affected by all the factors discussed above and is also significantly influenced by general and local economic conditions and changes in real estate values in the New York City metropolitan area and the State of Florida, our primary market areas, and by related monetary and fiscal policies of banking regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Bank of New York (the “FRB”) and the FDIC.

INB is subject to the supervision, regulation and examination of the OCC. IBC is subject to examination and regulation by the FRB and the Securities and Exchange Commission (the “SEC”).

Business Strategy

Our business strategy is to attract deposits through competitive pricing and use those deposits along with other funds generated from our operations to originate commercial and multifamily real estate loans on a profitable basis, while maintaining the combination of efficient customer service and prompt loan underwriting, a low-cost infrastructure and a strong capital position in excess of well-capitalized standards to support our current operations and potential future growth.

We rely upon the relationships we have developed with our borrowers and brokers with whom we have done business in the past as primary sources of new loans. We believe that our extensive knowledge and experience with commercial and multifamily real estate lending coupled with our ability to rapidly and efficiently analyze, process and close mortgage loans gives us a competitive advantage. Our goal is to deliver personalized service and respond with flexibility to customer needs. We consider the ability of our management to be both accessible and responsive to both brokers and borrowers as core strengths of our organization, and one of the reasons we can make timely decisions on lending opportunities. Our senior lending officers have extensive lending expertise with excellent reputations and are known in the market for their flexibility, ability to structure deals and for honoring commitments. We provide a high level of service due to our knowledge of our customer-base and the market areas we serve. We believe all the aforementioned factors distinguish us from larger banks that operate in our primary market areas.

Market Area for Deposits

Our primary market area for our New York office is the New York metropolitan area, consisting of the five boroughs of New York City and the areas surrounding them. New York City is the nation’s financial capital and the home of more than 8 million individuals representing virtually every race and nationality. It also has a vibrant and diverse business community with many businesses and professional service firms. Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies, which have, in turn, attracted many smaller companies, particularly within the service industry. At June 30, 2013, INB ranked 37th out of 102 financial institutions in Manhattan with a deposit market share of 0.07%. Total market deposits in Manhattan at that date exceeded $742 billion. INB’s branch in Rockefeller Center had a deposit size of $505 million at June 30, 2013 compared to a $1.1 billion average branch size of all financial institutions operating in Manhattan.

Our primary market area for our Florida offices is Pinellas County in the Tampa Bay Area, which is located on the West Coast of Florida, midway up the Florida peninsula. The major cities in the area are Tampa (Hillsborough County) and St. Petersburg and Clearwater (Pinellas County). Pinellas County is the sixth most populous county (917,000 people) and the most densely populated county (3,347 people per square mile) in Florida per 2010 census information. This area also has many seasonal residents. At June 30, 2013, INB ranked 7th out of 36 financial institutions in Pinellas County with a deposit market share of 2.63%. Total market deposits in Pinellas County at that date exceeded $30 billion. INB’s Florida branches had an average deposit size of $132 million per branch at June 30, 2013. The average branch size of all financial institutions operating in Pinellas County was $97 million at June 30, 2013. INB’s deposit-gathering market also includes its internet web site: www.intervestnatbank.com, which attracts deposit customers from both within and outside its primary market areas.

Competition

In one or more aspects of our business, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors are larger than us and may enjoy efficiencies and competitive advantages over us in pricing, delivery and marketing of their products and services. We believe that, despite the continued growth of large institutions and the potential for large out-of-area banking and financial institutions to enter our market areas, there will continue to be opportunities for efficiently-operated, service-oriented, well-capitalized, community-based banking organizations like us. Competition for depositors’ funds and for credit-worthy loan customers is intense and is based upon interest rates and other credit and service charges, the quality of service provided, the convenience of banking facilities, the products offered and, in the case of larger commercial borrowers, relative lending limits.

Lending Activities

General. Our lending activities are comprised almost entirely of the origination for our loan portfolio of first mortgage loans secured by commercial and multifamily real estate. Our lending model focuses on acquisition loans for income producing properties that have sufficient cash flow to support the loan’s debt service and have rents that are below market with the likelihood of increasing over time. We also lend on properties that are vacant or substantially vacant and may require improvements to generate stabilized cash flows, as well as those located in geographical areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida, as well as some properties located mostly on the East Coast of the U.S. Most recently we have also expanded our lending market to include some Midwest states, primarily in the case of single tenant retail properties. As a matter of policy, we do not own or originate construction/development loans or condominium conversion loans. We also offer commercial and consumer loans, but do not emphasize such lending.

Sources of Loans. Mortgage brokers are the source of substantially all of the loans we originate. The brokers are paid a fee by the borrower upon the funding of the loan. Our reputation within the real estate community, with both borrowers and brokers, is critical to our ability to originate loans. To a lesser extent, our loan originations are also derived from advertising in newspapers and trade journals, existing customers, referrals from attorneys, direct solicitation by our officers and walk-in customers.

Market Areas for Loans. We tend to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York and Florida. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. A large number of the properties we lend on in Florida are located in Clearwater, Tampa, St. Petersburg, Orlando, Fort Lauderdale, Hollywood and Miami. More recently, we have also increased our originations outside of these two states. At December 31, 2013, we also had loans on properties in Alabama, Connecticut, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Virginia and Wisconsin.

Lending Policies and Criteria. Our lending activities are conducted pursuant to INB’s Board-approved written policies and defined lending limits, including the types and amounts of loans we can originate. As a national bank, INB may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of INB’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. INB’s internal policy requires full approval of its Board if any loan application amount exceeds 5% of its regulatory capital or exceeds 7.5% of its regulatory capital for loan-to-one-borrower limitation purposes.

In originating real estate loans, we primarily consider the net operating income generated by the underlying property to support the loan’s debt service, including whether the rents are below market with the potential to increase, the marketability and value of the property, the financial resources, liquidity, income level and managerial expertise of the borrower and its principal(s), and any prior lending experience we may have had with the borrower and/or its principal(s). All new loans are referred to one of our two senior lending officers, our Chairman and INB’s President, both of whom have substantial experience in commercial and multifamily real estate lending and have been with us since the inception of INB. These two officers, with oversight from INB’s Board of Directors and its Loan Committee, determine which lending opportunities are suitable for us, including setting all interest rates, fees charged and maturity terms of the loans we originate.

All new loans in excess of $250,000 must be first reviewed and approved by INB’s Loan Committee, which is comprised of three members of INB’s Board of Directors, one of whom is also our Chairman and the other two are independent directors. Both INB’s Chief Credit Officer and INB’s President attend and participate in all meetings of the Loan Committee.

As part of our lending policies, loan-to-value ratios (the ratio that the original principal amount of the loan bears to the lower of the purchase price or appraised value of the property securing the loan at the time of origination) on loans originated by us by policy may not exceed 80%, and in practice, rarely exceed 75%. Additionally, debt service coverage ratios (the ratio of the net operating income generated by the property securing the loan to the required debt service) typically are not less than 1.2 times.

We also make loans on properties where there is limited or no cash flow being generated (including loans collateralized by land). For these loans, we rely on capable hands-on owners who over time, can improve or develop the property and increase the cash flow therefrom and are able to meet the loan’s debt service requirements through their other verified sources of income, while such improvements are being made.

Our underwriting procedures require the following: an appraisal of the property securing the loan that is performed by a licensed or certified appraiser approved by us to determine the property’s adequacy as collateral; a physical inspection of the property by us; mortgage title insurance; flood insurance when required; fire insurance; casualty, liability and boiler and machinery insurance; and environmental surveys. In addition, we have an internal and external appraisal review process to monitor and evaluate third-party appraisals. We also perform other analyses which may include: the condition and use of the subject property; the property’s income-producing capacity and its current level of rents; risks inherent in the property’s tenants, the global cash flows of the borrower or the principal(s) of the borrower; and the quality and experience of the property’s owner. Credit reports and other verifications, including searches related to the requirements of the Office of Foreign Assets Control (OFAC) and the USA Patriot Act, are obtained to substantiate specific information relating to the applicant’s income, credit standing and legal status. We may also require personal guarantees from the principals of our borrowers as additional security, although loans are often originated on a limited recourse basis.

Loan Terms and Fees. We originate generally short-term loans of no more than 5 to 10 years that have balloon payments at maturity. Depending on market conditions and borrower preferences, the loans have either fixed or variable interest rates, including some loans with interest rates that increase over the life of the loan on a predetermined schedule. Our loans typically provide for periodic payments of interest and principal during the term of the loan, with the remaining principal balance and any accrued interest due at maturity. Our loans generally have amortization schedules common to the banking industry of generally 25 to 30 years. We also originate some longer-term, self-liquidating loans whereby the principal is fully paid down by maturity. The terms and conditions of each loan are generally tailored to the needs of the borrower and consider the financial strength of the project and any guarantors, among other factors.

We also normally charge loan origination fees based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is collected at the time the loan is originated and another similar fee that is contractually due when the loan is repaid (which we may refer to as an “exit fee” in this report). We record the exit fee as a receivable when the loan is originated. The total of origination and exit fees, net of our direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to the loan’s yield in accordance with GAAP. We also earn other fee income and charges from the servicing of the loans we originate.

Recent Lending Trends. Over the past several years, due to increased liquidity in the banking system and widespread increasing competition for real estate loans, particularly multifamily loans in the New York City metropolitan area, the effective loan rates for multifamily (as well as commercial real estate loans to a large extent) have been driven down substantially from historical levels, with interest rates recently offered as low as 3% or below for 5 to 10 year multifamily balloon products, with a portion being interest only loans. Aggressive pricing by our competitors has fueled interest rate and term competition. Further, the lower interest rates have driven up the principal size of these loans in relation to the perceived value of the underlying collateral. We have also seen a shift in recent years of rental properties being converted to condominium or cooperative status which takes them out of the normal multifamily market. All of these conditions have reduced what we believe to be suitable lending opportunities for us during the past few years, particularly in the New York multifamily real estate market.

The market conditions described above have resulted in a large number of the loans we originated prior to 2010 being repaid through refinancing by other institutions. Our new loan originations, moreover, have been more weighted towards commercial real estate loans, with an emphasis on mixed-use properties, retail strip centers and commercial buildings with single-tenant occupancy. We have increased our lending over the last three years in the single tenant non-credit and credit sectors of the commercial real estate market due to attractive collateral values and yields in this market. At December 31, 2013, single tenant non-credit loans accounted for approximately 12% of our total loan portfolio, compared to approximately 2% at the end of 2010.

We have also increased our lending over the last three years on loans to investors that are secured by blocks of residential condominium dwelling units due to attractive collateral values and yields in this market, particularly in our Florida market. These dwelling units are characterized as 1-4 family dwelling units. At December 31, 2013, such loans accounted for approximately 6% of our total loan portfolio compared to less than 1% at the end of 2010.

We have also increased our lending over the last three years on loans where the collateral properties (mostly single tenant) are located outside of our primary markets of New York and Florida. At December 31, 2013, such loans accounted for approximately 13% of our total loan portfolio compared to less than 9% at the end of 2010.

The market conditions and trends described above have caused our total commercial real estate loans as a percentage of our total loans to increase from 71% at the end of 2010 to 74% at December 31, 2013, while our multifamily loans, inclusive of loans on investor owned 1-4 family condominiums, as a percentage of total loans have decreased from 28% to 25% during the same time frame. The average yield on our entire loan portfolio has also declined from a weighted-average of 6.36% for the entire year of 2010 to 5.21% for the most recent quarter ended December 31, 2013, reflecting lower market interest rates and highly competitive conditions in originating new loans.

Additionally, during the same time frame, as a result of competitive market conditions, lower pricing in originating loans and borrower preference for fixed-rate products, we have originated nearly all fixed-rate loans with somewhat longer maturities. Loans with fixed interest rates constituted approximately 99% of our loan portfolio at December 31, 2013, compared to 78% at the end of 2010. The loan portfolio had a short weighted-average remaining contractual life of approximately 4.6 years as of December 31, 2013, compared to 3.5 years at December 31, 2010. See the section “Asset and Liability Management” in Item 7 of this report for further discussion of the impact of fixed-rate loans on our interest rate risk. We cannot predict how long the above trends or factors will continue or how they will impact our loan origination volumes, loan types and loan terms over the long term.

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

We also have single tenant non-credit and credit loans as defined at the end of this paragraph. This includes loans on real estate leased to national and regional chains of specialty restaurants, fast food establishments, retailers, drug stores and convenience stores, bank branches and some single occupancy office buildings, with a large portion of the new loans originated in states other than New York and Florida, including geographical areas that are considered secondary and tertiary markets. A significant portion of the loans secured by restaurants (which totaled approximately $67 million at December 31, 2013) are guaranteed by the borrowers and not by the franchisees that operate the business or by the franchisor. Nearly all of the single tenants have triple net leases, whereby the tenant also pays all of the utilities, property taxes and insurance directly to the appropriate vendors and municipalities. Loans with single-tenant exposure may have greater risk of default than loans on buildings with large, diversified tenant rosters. Moreover, some of the single tenant loans in our portfolio have leases that expire before the loan matures which further increases the credit risk of these loans, although in many cases, these loans have accelerated principal amortization schedules and the leases contain renewal options. In such situations, there is always the risk that the tenant will not renew upon lease maturity, which may result in a significant amount of time and expense involved with replacing a major tenant if it were to vacate or default on its payments or if we were to acquire the property through foreclosure. Furthermore, tenants that are not rated or are rated “non-credit” (non-credit defined as tenants with a debt rating from the major rating agencies, such as Standard and Poor’s, that is below investment grade or “BBB” for example) also pose a greater risk of default as compared to “credit rated tenants.”

We also have certain loans categorized as 1-4 family loans, which consist almost entirely of loans secured by blocks of investor-owned individual condominium dwelling units. We normally make these loans to investors who purchase multiple condo units that remain unsold after a condo conversion or the unsold units in a new condo development. The units are normally rented for a number of years until the economy improves and the units can be sold as originally intended. Nearly all of these loans are in our Florida market. Although we classify loans secured by blocks of investor-owned individual condominium dwelling units as 1-4 family as required by regulatory guidance, they are underwritten by us in accordance with our more stringent multifamily underwriting polices. Because we believe that the risk characteristics of these loans are essentially the same as our multifamily real estate lending, we also risk weight them for regulatory capital purposes at 100%.

Many of our loans have balloon payments at maturity, which require a substantial part of or the entire original principal amount to be paid in one lump sum payment at maturity. If the net revenue from the property, or other sources of cash flow from the borrower, is not sufficient to make all debt service payments due on the loan or, if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (through refinancing the loan, sale of the property or otherwise) to make the lump sum payment, we could sustain a loss on the loan.

All of our loans require ongoing evaluation and monitoring since they may be negatively affected to a large degree by adverse conditions in the real estate markets or the economy or changes in government regulation. Moreover, a number of our borrowers also have more than one mortgage loan outstanding with us and some may also own other properties that are encumbered by separate mortgages from other lenders, which may impair their ability to repay their obligations with us. Consequently, an adverse development with respect to such borrowers may expose us to a greater risk of loss to our otherwise performing loans with the same borrower. Furthermore, banking regulators continue to give commercial real estate lending greater scrutiny and banks with higher levels of these loans are expected to implement improved underwriting and risk management policies and portfolio stress testing, as well as maintain higher levels of allowances for possible losses and high capital levels as a result of commercial real estate lending growth and exposures. Our mortgage loans are also not insured or guaranteed by governmental agencies. In the event of a default, our ability to ultimately recover our investment in the loan is dependent upon the market value of the mortgaged property and the enforceability and collectability of the borrower’s personal guarantees, where applicable.

Loan Portfolio Data. At December 31, 2013, our real estate loans consisted of 557 loans with an aggregate principal balance of $1.13 billion and an average loan size of $2.0 million. Loans with principal balances of more than $10 million consisted of 10 loans with an aggregate principal balance of $124 million, with the largest loan being $16.3 million. Loans with principal balances of $5 million to $10 million consisted of 44 loans and aggregated to $282 million.

The tables that follow set forth certain information regarding the loan portfolio.

	At December 31,
($ in thousands)	2013	2012	2011	2010	2009
Commercial real estate loans	$838,766	$852,213	$864,470	$948,275	$1,128,646
Multifamily loans	210,270	208,699	277,096	375,448	524,624
One to four family loans	72,064	41,676	12,940	5,148	5,248
Land loans	9,178	7,167	11,218	12,550	32,934
Commercial business loans	1,061	949	1,520	1,454	1,687
Consumer loans	211	359	329	107	616

Loans receivable, gross	1,131,550	1,111,063	1,167,573	1,342,982	1,693,755
Deferred loan fees	(4,028)	(3,597)	(3,783)	(5,656)	(7,591)

Loans receivable, net of deferred fees	1,127,522	1,107,466	1,163,790	1,337,326	1,686,164
Allowance for loan losses	(27,833)	(28,103)	(30,415)	(34,840)	(32,640)

Loans receivable, net	$1,099,689	$1,079,363	$1,133,375	$1,302,486	$1,653,524

Yield earned on loan portfolio during the year	5.42%	6.06%	6.45%	6.36%	6.16%

The table below sets forth the activity in the loan portfolio.

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Loans receivable, net, at beginning of year	$1,079,363	$1,133,375	$1,302,486	$1,653,524	$1,677,187
Originations	302,664	241,541	82,107	76,623	200,145
Principal repayments and sales	(279,417)	(291,050)	(243,698)	(287,248)	(186,430)
Transfers to foreclosed real estate	(3,040)	(4,689)	(4,375)	(40,885)	(27,748)
Chargeoffs	(1,938)	(3,152)	(9,598)	(100,146)	(8,103)
Recoveries	2,218	840	155	883	1,354
Net (increase) decrease in deferred loan fees	(431)	186	1,873	1,935	1,235
Net decrease (increase) in allowance for loan losses	270	2,312	4,425	(2,200)	(4,116)

Loans receivable, net, at end of year	$1,099,689	$1,079,363	$1,133,375	$1,302,486	$1,653,524

The following table sets forth information regarding loans outstanding at December 31, 2013 by year of origination.

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$129,895	12%	$3,732	3%	$—	—%
2005	56,022	5	4,753	9	—	—
2006	76,776	7	8,695	11	8,695	11
2007	137,929	12	38,527	28	27,208	20
2008	107,197	9	7,828	7	—	—
2009	79,552	7	1,375	2	—	—
2010	15,273	1	2,162	14	—	—
2011	40,447	4	—	—	—	—
2012	203,715	18	500	—	—	—
2013	284,744	25	—	—	—	—

	$1,131,550	100%	$67,572	6%	$35,903	3%

(1)	Does not consider those loans that have been extended or renewed since the date of original origination.

The table below sets forth information on our new loan originations for 2013.

				Weighted-Average
($ in thousands)	#of Loans (1)	Amount	% of Total	Rate	Yield (2)	Term (3)	DSCR (4)		LTVR
Commercial Real Estate:
Retail:
Shopping centers - anchored	9	$6,650	2%	4.63%	4.72%	6.8	1.93	x	62%
Shopping centers - grocery anchored	1	1,638	1%	4.38%	4.61%	15.0	1.27	x	53%
Shopping centers - unanchored	14	25,347	8%	4.65%	4.73%	8.5	1.70	x	61%
Mixed-use commercial	17	53,245	18%	4.04%	4.12%	5.6	1.25	x	55%
Single tenant - credit	8	7,615	3%	4.62%	4.65%	10.2	1.42	x	61%
Single tenant - noncredit	57	81,532	27%	4.71%	4.76%	8.8	1.57	x	62%
Office buildings	6	4,146	1%	5.16%	5.33%	6.2	1.07	x	67%
Industrial/warehouses	5	13,175	4%	4.66%	4.73%	7.4	1.18	x	66%
Mobile home park	6	8,216	2%	5.15%	5.22%	8.5	1.45	x	67%
Mini-storage	1	500	—	4.08%	4.36%	4.9	1.37	x	71%
Parking lots/garages	1	2,000	1%	4.00%	4.42%	3.0	—		59%
Other commercial	1	80	—	4.25%	4.88%	5.0	2.03	x	60%
Multifamily (5 or more units):
Rent regulated apartments	4	5,650	2%	3.88%	4.01%	4.2	1.53	x	68%
Non-rent regulated apartments	8	8,839	3%	4.32%	4.36%	7.8	0.66	x	52%
Garden apartments	5	16,853	6%	4.43%	4.48%	5.1	1.29	x	72%
Mixed-use multifamily	13	27,176	9%	3.94%	4.05%	5.4	1.35	x	52%
One to four family (investor condos)	9	35,900	12%	4.77%	4.94%	3.9	0.99	x	59%
Land	1	3,500	1%	4.00%	5.86%	1.0	—		45%
Personal and Business	15	602	—	4.30%	4.30%	1.7	1.00	x	96%

Totals	181	$302,664	100%	4.53%	4.61%	6.8	1.34	x	60%

(1)	Advances on existing loans for purposes of this table are counted as a new loan.
(2)	Computed using net origination and exit fee income as a yield adjustment.
(3)	Represents contractual maturity (expressed in number of years) and does not consider the impact of self-liquating loans.
(4)

Computed based on property’s actual cash flows at date of origination and excludes pro-forma (or projected) cash flows in cases where properties are vacant or substantially vacant and are in the process of being leased or stabilized. Also excludes any deposits made by the borrower with us for future debt service payments.

The table below sets forth the location of properties securing the real estate loan portfolio at December 31, 2013.

	New York		Florida		Other States		Total Loans			Impaired
($ in thousands)	#	Amount	#	Amount	#	Amount	#	Amount	%	Loans
Commercial Real Estate:
Retail:
Shopping centers - anchored (1)	5	$10,215	6	$21,925	7	$21,173	18	$53,313	4.7	$10,547
Shopping centers - grocery anchored (1)	2	18,637	1	1,276	2	6,486	5	26,399	2.3	—
Shopping centers - unanchored (1)	48	101,221	14	34,946	6	9,412	68	145,579	12.9	18,228
Mixed-use commercial (2)	72	168,067	6	16,386	4	4,386	82	188,839	16.7	—
Single tenant - credit (3)	12	12,522	5	5,633	4	4,139	21	22,294	2.0	—
Single tenant - noncredit (3)	29	38,004	30	35,826	47	61,476	106	135,306	12.0	—
Office buildings (4)	13	38,041	14	44,819	5	14,460	32	97,320	8.6	23,632
Industrial/warehouses (5)	15	34,479	3	3,343	—	—	18	37,822	3.3	—
Hotels (6)	7	33,769	5	26,579	—	—	12	60,348	5.3	—
Mobile home parks (7)	—	—	17	23,901	1	1,646	18	25,547	2.3	—
Mini-storage (8)	6	21,019	—	—	—	—	6	21,019	1.9	—
Parking lots/garages	7	23,109	—	—	—	—	7	23,109	2.0	—
Other commercial	1	1,871	—	—	—	—	1	1,871	0.2	—
Multifamily (5 or more units):
Rent regulated apartments (9)	35	53,305	—	—	—	—	35	53,305	4.7	—
Non-rent regulated apartments (9)	20	24,219	21	439	2	499	43	25,157	2.2	—
Garden apartments (10)	2	1,613	17	44,355	3	10,608	22	56,576	5.0	3,128
Mixed-use multifamily (2)	36	72,537	—	—	2	2,695	38	75,232	6.7	—
One to four family (11)	3	13,829	16	57,153	1	1,082	20	72,064	6.4	—
Land	1	3,500	3	4,053	1	1,625	5	9,178	0.8	1,625

Total real estate loans	314	$669,957	158	$320,634	85	$139,687	557	$1,130,278	100.0	$57,160

Average loan balance		$2,134		$2,029		$1,643		$2,029

Loans on nonaccrual status	—	—	3	$23,489	3	$12,414	6	$35,903	3.2
Loans with full or partial personal guarantees	190	$367,161	132	$249,369	51	$84,137	373	$700,667	62.0
Loans with DSCRs of less than 1.00x (12)	41	$75,281	15	$33,005	10	$27,091	66	$135,377	12.0
Loans with DSCRs of 1.00x to 1.20x (12)	32	$65,937	36	$28,967	11	$13,040	79	$107,944	9.6

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

(3)

Comprised of properties occupied by a single tenant consisting mostly of restaurants, bank branches, fast food establishments, discount retailers, retail drugstore chains, convenience stores, grocery stores, as well as local retailers and service and repair businesses. The single tenants have been further segmented by those with an investment grade rating (minimum BBB rating on its publicly traded debt), or credit tenants, and those that are either non-rated or have a less than investment grade rating, or non-credit tenants.

(4)	Comprised of office building properties, normally with multiple floors with multiple tenants engaged in various businesses, including medical, administrative and legal services.
(5)

Comprised typically of commercial buildings used for or intended to be used for the storage of goods by manufacturers, importers, exporters, wholesalers, transport businesses, etc. They are usually large buildings in industrial areas of cities/towns/villages that contain one or more tenants.

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

Notes to preceding table continued:

(12)

Consist of loans where the underlying collateral is not producing adequate cash flows to service the loan’s required payments (predominantly in cases where the collateral is a vacant or substantially vacant building or land) and such payments are being made by the borrower’s other sources of funds. In many such cases, the borrower or its principals has guaranteed the loan and/or deposited escrow funds with us to cover the loan’s contractual debt service payments for a portion of or the entire loan term while the underlying collateral property is being leased up or improved to increase rents. These types of loans include loans known in the industry as bridge loans. In accordance with our internal grading criteria (which considers loan-to-value ratios, personal guarantees, projected stabilized cash flows from the collateral, deposits of debt service payments with us and other qualitative factors), the total amount of these loans were internally graded as follows: $192 million were pass rated, $6 million were special mention rated and $45 million were substandard rated.

The table below sets forth information regarding the credit quality of the loan portfolio based on internally assigned ratings (as defined in note 1 to the financial statements in this report).

	At December 31,
($ in thousands)	2013	2012	2011	2010	2009
Pass rated loans	$1,058,087	$1,016,424	$1,071,550	$1,216,615	$1,384,452
Special mention rated loans	5,891	19,425	16,062	40,259	131,191
Substandard rated loans	67,572	75,214	79,249	86,108	178,112
Doubtful rated loans	—	—	712	—	—

Total loans	$1,131,550	$1,111,063	$1,167,573	$1,342,982	$1,693,755

The table that follows summarizes loans rated substandard and doubtful at the dates indicated.

	At December 31,
($ in thousands)	2013	2012	2011	2010	2009
Loans on nonaccrual status	$35,903	$45,898	$57,240	$52,923	$123,877
TDRs on accruing status	12,976	20,076	9,030	3,632	37,782
Other impaired accruing loan	7,828	—	—	—	—
Other non-impaired accruing loans (1)	10,865	9,240	13,691	29,553	16,453

Total substandard and doubtful rated loans (2)	$67,572	$75,214	$79,961	$86,108	$178,112

(1)

Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired.

(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

The table below sets forth information regarding our loans of $10 million or more at December 31, 2013.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate (1)	Maturity Date	Days Past Due	Status
Shopping ctr. - unanchored	White Plains, New York	$16,334	4.30%	Apr 2017	None	Accrual
Hotel	Orlando, Florida	15,724	5.00%	Jan 2018	None	Accrual
Office building	Miami, Florida	14,484	5.13%	Oct 2018	None	TDR-nonaccrual (2)
Mix use - commercial	Brooklyn, New York	11,717	4.13%	Oct 2018	None	Accrual
Shopping ctr. - grocery anchored	Manorville, New York	11,563	4.38%	Aug 2028	None	Accrual
Hotel	New York, New York	11,115	4.00%	Dec 2016	None	Accrual
Mix use – commercial	New York, New York	11,068	4.13%	Apr 2019	None	Accrual
Office building	Fort Lauderdale, Florida	10,913	6.00%	May 2016	None	Accrual
Hotel	New York, New York	10,661	6.00%	Jul 2014	None	Accrual
Mix use - commercial	New York, New York	10,195	4.50%	Jul 2022	None	Accrual

		$123,774

(1)	Rates are all fixed except for the loan on the office building in Miami, which has scheduled step-ups.
(2)

Loan restructured in June 2011 and has performed in accordance with its restructured terms through December 31, 2013. Current monthly payments are comprised of principal and interest payments at a 5.125% interest rate. The interest rate increases each year on June 1 (beginning on June 1, 2014), as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of December 31, 2013. Interest income is recognized on a cash basis.

The table below sets forth the geographic distribution of the loan portfolio.

	At December 31,
	2013		2012		2011		2010		2009
($ in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
New York	$670,052	59%	$717,141	65%	$763,770	65%	$916,485	68%	$1,123,300	66%
Florida	321,812	28	286,619	26	291,797	25	310,560	23	392,712	23
Other States	139,686	13	107,303	9	112,006	10	115,937	9	177,743	11

	$1,131,550	100%	$1,111,063	100%	$1,167,573	100%	$1,342,982	100%	$1,693,755	100%

The table below sets forth the scheduled contractual principal repayments of the loan portfolio.

	At December 31,
($ in thousands)	2013	2012	2011	2010	2009
Due within one year	$133,533	$211,273	$211,548	$248,566	$290,761
Due over one to five years (1)	661,724	608,558	719,439	858,184	1,088,987
Due over five years (1)	336,293	291,232	236,586	236,232	314,007

	$1,131,550	$1,111,063	$1,167,573	$1,342,982	$1,693,755

(1)	At December 31, 2013, all of our loans due after one year had fixed interest rates, including some with predetermined rate step-ups.

The table below sets forth the scheduled contractual principal repayments of the loan portfolio by type.

	At December 31, 2013
($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total
Commercial real estate	$98,647	$461,247	$278,872	$838,766
Multifamily	21,397	144,184	44,689	210,270
One to four family	7,545	51,787	12,732	72,064
Land	5,125	4,053	—	9,178
Commercial business	654	407	—	1,061
Consumer	165	46	—	211

	$133,533	$661,724	$336,293	$1,131,550

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

All of the loans we originate are subject to the risk of default, otherwise known as credit risk, which represents the possibility of us not recovering amounts due from our borrowers. The credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the real estate securing the loan.

A borrower’s ability to pay in the case of multifamily and commercial real estate loans is typically dependent on the cash flow generated by the underlying collateral property, which can be impacted by economic conditions. Other factors, such as unanticipated expenditures or changes in financial and real estate markets, may also impact a borrower’s ability to pay. Real estate values are also impacted by a variety of other factors including collection or foreclosure delays. Additionally, political issues, including armed conflicts, acts of terrorism, or natural disasters, such as hurricanes, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions. All of these factors can affect the rents and occupancy levels of the collateral properties, which in turn affect their market value and the amounts we may ultimately recover in the event of a default.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. Our loan portfolio is concentrated in commercial real estate and multifamily mortgage loans. The properties securing these loans are also concentrated primarily in two states, New York and Florida. Many of the properties securing our loans are also located in geographical areas that are being revitalized or redeveloped, which can be impacted more severely by a downturn in real estate values. Moreover, many of the real estate loans we originate are on properties requiring rehabilitation or have deferred maintenance.

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

We may acquire and beneficially hold title to real property pursuant to a foreclosure of a mortgage loan in the normal course of business beneficially through a subsidiary or an affiliated entity. These properties are held for sale. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to the foreclosed real estate category at the estimated fair value of the property, less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to reduce the carrying value at the time of transfer are charged to the allowance for loan losses as a loan chargeoff.

After foreclosure, we periodically perform market valuations (which include obtaining an appraisal of the collateral property at least annually) and, based on these valuations, the property is carried at the lower of its cost basis or estimated fair value less estimated selling costs. Changes in the valuation allowance of the property are charged to the “Provision for Real Estate Losses”. Revenues and expenses from operations of the property are included in the caption “Real Estate Activities Expenses.”

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

	At December 31,
($ in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans(1):
Loans past due 90 days or more	$—	$5,651	$7,216	$14,215	$100,209
Loans past due 31-89 days	—	—	2,792	15,965	—
Loans past due 0-30 days	2,719	3,956	1,526	1,269	—
TDR loans past due 0-30 days (2) (3)	33,184	36,291	45,706	21,474	23,668

Total nonaccrual loans	35,903	45,898	57,240	52,923	123,877
Real estate acquired through foreclosure	10,669	15,923	28,278	27,064	31,866
Investment securities on a cash basis (4)	—	3,721	4,378	2,318	1,385

Total assets considered nonperforming	$46,572	$65,542	$89,896	$82,305	$157,128

TDR loans on accruing status and 0-30 days past due (5)	$13,429	$20,076	$9,030	$3,632	$97,311
Loans past due 90 days or more and still accruing (6)	4,087	4,391	1,925	7,481	6,800
Loans past due 60-89 days and still accruing	—	—	3,894	4,008	5,907
Loans past due 31-59 days and still accruing	2,642	15,497	24,876	7,356	1,385

Nonaccrual loans to total gross loans	3.17%	4.13%	4.90%	3.94%	7.31%
Nonperforming assets to total assets	2.97%	3.93%	4.56%	3.97%	6.54%
Allowance for loan losses to total net loans	2.47%	2.54%	2.61%	2.61%	1.94%
Allowance for loan losses to nonaccrual loans	77.52%	61.23%	53.14%	65.83%	26.35%

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

(2)

Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term (referred to as a TDR in this report). All were current as to payments and performing in accordance with their restructured terms at the dates indicated, but were required to be classified nonaccrual for the reasons noted in footnote 1 above.

(3)

These loans were yielding 4.56% on a weighted-average basis at December 31, 2013. A number of the nonaccrual TDR loans in the table above (which aggregated to 3 loans or $10 million at December 31, 2013) have been partially charged-off (by a cumulative total of $5.4 million). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due, although there can be no assurance that such charged-off amounts will be collected.

(4)	See note 2 to the financial statements in this report for a discussion of these securities.
(5)

Represent modified loans as described in footnote 2 above, except that they were maintained on accrual status. All of these loans were performing and current and as of December 31, 2013, they had an aggregate weighted-average yield of 4.97%.

(6)

The amount at December 31, 2013 consisted of three loans that matured and as to which the borrowers were making monthly loan payments. The loans were in the process of being extended as of December 31, 2013.

The table below summarizes the change in total loans on nonaccrual status for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$45,898	$57,240	$52,923	$123,877	$108,610
Net new additions	7,457	14,632	36,317	87,933	80,471
Transfers to accruing TDR category	(2,274)	(6,403)	—	—	—
Principal repayments and sales	(10,200)	(11,730)	(18,144)	(64,625)	(29,353)
Chargeoffs	(1,938)	(3,152)	(9,481)	(53,377)	(8,103)
Transfers to foreclosed real estate	(3,040)	(4,689)	(4,375)	(40,885)	(27,748)

Balance at end of year	$35,903	$45,898	$57,240	$52,923	$123,877

The table below summarizes the change in TDRs on accrual status for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$20,076	$9,030	$3,632	$97,311	$—
Net new additions	464	5,243	5,452	9,918	99,816
Transfers from non-accruing TDR category	2,274	6,403	—	—	—
Transfers to non-impaired accrual status	(1,934)	—	—	—	—
Principal repayments and sales	(7,451)	(600)	(54)	(59,748)	(2,505)
Chargeoffs	—	—	—	(43,849)	—

Balance at end of year	$13,429	$20,076	$9,030	$3,632	$97,311

The table below sets forth information regarding our TDRs as of December 31, 2013.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value	Interest Rate	Principal Amortization	Maturity Date	Collateral Last Appraised
Nonaccrual Status (1)
Unanchored retail center	West Palm, Florida	$5,549	$4,320	4.50%	No	Aug 2014	Mar 2013
Unanchored retail center	Lake Worth, Florida	5,452	4,685	4.50%	No	Sep 2014	Mar 2013
Unanchored retail center	Maple Heights, Ohio	4,744	1,000	4.00%	No	Apr 2017	Jan 2013
Office building	Miami, Florida	14,484	14,484	5.13%	Yes	Oct 2018	Mar 2013
Office building	Norcross, Georgia	8,694	8,694	3.75%	No	Dec 2015	Apr 2013

		38,923	33,183	4.56%

Accrual Status
Land	Rapid City, South Dakota	1,625	1,625	6.00%	Yes	Dec 2014	Mar 2013
Single tenant-noncredit	New York, New York	5,321	5,321	4.50%	Yes	Mar 2014	May 2012
Garden apartment	Lake Worth, Florida	854	854	6.00%	Yes	Oct 2016	Nov 2013
Unanchored retail center	Monroe, New York	2,902	2,902	5.13%	Yes	Mar 2017	Aug 2013
Office building	Clearwater, Florida	453	453	5.00%	Yes	Oct 2017	Nov 2012
Garden apartment	Orlando, Florida	2,274	2,274	4.75%	Yes	Nov 2015	Sep 2013

		13,429	13,429	4.97%

		$52,352	$46,612	4.68%

(1)

All these TDRs were performing in accordance with their modified terms but were maintained on nonaccrual status as of December 31, 2013 in accordance with regulatory guidance. Interest income on such loans is recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $5.4 million) and interest received and applied as a reduction of principal (totaling $0.3 million). The borrowers remain obligated to pay all contractual amounts due although collection of such amounts by us is not assured.

The table below details real estate we owned through foreclosure (REO) at the dates indicated.

($ in thousands)				Net Carrying Value (1) as of:
Description of Property	City	State	Acquired	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Last Appraised
7 story vacant office building and vacant lot (6)	Yonkers	NY	8/09	$1,334	$1,334	$1,334	$1,334	$1,334	5/13
146 unit garden apart. complex - 75% occupied (2)	Austell	GA	9/09	—	—	1,600	1,750	2,000	10/12
39 acres of vacant land partially waterfront (3)	Perryville	MD	4/10	—	—	1,000	1,000	1,133	12/12
622 unit garden apart. complex - 82% occupied	Louisville	KY	7/10	6,685	6,685	6,685	6,685	6,685	5/13
192 unit garden apart. complex - 93% occupied (4)	Louisville	KY	7/10	—	—	—	3,315	3,315	5/13
27K sq. ft. industrial warehouse - 65% occupied (5)	Sunrise	FL	9/12	—	1,200	1,400	1,400	1,456	5/13
Two, 5 story vacant office buildings - 182K sq. ft.	Jacksonville	FL	2/13	2,650	2,800	2,850	2,850	—	3/13

				$10,669	$12,019	$14,869	$18,334	$15,923

(1)

Reported net of any valuation allowance recorded due to decreases in the estimated fair value of the property subsequent to the date of foreclosure. See note 6 to the financial statements in this report for the activity in the valuation allowance.

(2)	Sold in Q3-13 for $1.5 million. Original cost basis upon transfer to REO was $4.8 million.

A net loss from the sale of this property of $0.1 million was recorded in Q3-13.

(3)	Sold in Q3-13 for $1.2 million. Original cost basis upon transfer to REO was $2.0 million.

A net gain from the sale of this property of $0.2 million was recorded in Q3-13.

(4)	Sold in Q2-13 for $4.1 million. Original cost basis upon transfer to REO was $3.4 million.

A net gain from the sale of this property of 0.7 million was recorded in Q2-13.

(5)	Sold in Q4-13 for $1.3 million. Original cost basis upon transfer to REO was $1.3 million.

A net gain from the sale of this property of $0.2 million was recorded in Q4-13.

(6)	Sold in Q1-14 for $1.4 million. Original cost basis upon transfer to REO was $2.2 million.

A net gain from the sale of this property of $0.1 million was recorded in Q1-14.

We review the estimated fair value of our portfolio of real estate owned through foreclosure at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing quarterly reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. All of the properties owned at December 31, 2013 were being marketed for sale.

The table below summarizes the change in foreclosed real estate for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$15,923	$28,278	$27,064	$31,866	$9,081
Transfers from loan portfolio	3,040	4,689	4,375	40,885	27,748
Write downs to carrying values subsequent to foreclosure (1)	(1,105)	(4,068)	(3,349)	(15,509)	(2,275)
Sales	(8,152)	(12,882)	—	(30,178)	(2,698)
Gain (loss) on sales and/transfers from loan portfolio	963	(94)	188	—	10

Balance at end of year	$10,669	$15,923	$28,278	$27,064	$31,866

(1)	Recorded as an increase to the valuation allowance for real estate owned through the provision for real estate losses.

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

The table below sets forth information regarding the activity in our allowance for loan losses.

	At or For the Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Allowance at beginning of year (1)	$28,103	$30,415	$34,840	$32,640	$28,524
(Credit) provision for loan losses charged to expense (3)	(550)	—	5,018	101,463	10,865
Chargeoffs: (3)
Commercial real estate	(1,932)	(2,588)	(7,186)	(59,469)	(3,253)
Multifamily	(6)	(564)	(2,412)	(34,576)	(1,799)
Land	—	—	—	(6,101)	(3,051)

Total chargeoffs	(1,938)	(3,152)	(9,598)	(100,146)	(8,103)
Recoveries:
Commercial real estate	1,053	507	90	—	—
Multifamily	682	333	65	883	1,354
Land	483	—	—	—	—

Total recoveries	2,218	840	155	883	1,354

Allowance at end of year (1) (2)	$27,833	$28,103	$30,415	$34,840	$32,640

Total loans, net of deferred fees	$1,127,522	$1,107,466	$1,163,790	$1,337,326	$1,686,164
Average loans outstanding during the year	$1,092,229	$1,149,689	$1,258,454	$1,489,004	$1,721,688
Ratio of allowance to net loans receivable	2.47%	2.54%	2.61%	2.61%	1.94%
Ratio of net chargeoffs to average loans	—%	0.20%	0.75%	6.67%	0.39%

(1)	Nearly all of the allowance for loan losses is allocated to real estate loans. See note 4 to the financial statements in this report.
(2)

The total amount of the allowance at December 31, 2013, 2012, 2011, 2010 and 2009, included a specific valuation allowance for impaired loans in the amount of $6.1 million, $5.9 million, $8.0 million, $7.2 million and $13.8 million, respectively.

(3)

Amounts for 2010 include a $73.4 million provision for loan losses and $82.2 million of chargeoffs recorded in connection with a bulk sale. In May 2010, we completed a large bulk sale in order to accelerate the reduction of our problem assets. We sold certain non- performing and underperforming loans and some real estate owned. The assets sold aggregated to approximately $207 million and consisted of $192.6 million of loans and $14.4 million of real estate. The assets were sold at a substantial discount to their then net carrying values of $197.7 million for net proceeds of $119.1 million. As a result of the bulk sale, we recorded a $78.7 million combined provision for loan and real estate losses, which contributed approximately $44 million, or 79%, to our net after tax loss of $55 million in 2010.

For additional information and discussion on the allowance for loan losses, see note 4 the financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Security Investment Activities

Our security investments are normally purchased by INB and are classified as held to maturity and are carried at amortized cost when INB has the intent and ability to hold them to maturity. Historically, INB has invested in debt securities that are issued directly by the U.S. government or one of its agencies with short- to intermediate-maturity terms. INB has also, from time to time, purchased residential mortgage backed securities issued by U.S. government agencies.

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

INB may from time to time maintain an available-for-sale portfolio for securities that it will hold for indefinite periods of time that may sold in response to changes in interest rates or other factors, including asset/liability management strategies. We have never engaged in trading activities. We may also invest in other short-term instruments (including overnight and term federal funds, bank commercial paper and certificates of deposit) to temporarily invest excess cash flow generated from our deposit-gathering activities and operations.

The table below summarizes the amortized cost (carrying value), contractual maturities and weighted-average yields of INB’s portfolio of securities held to maturity. The table excludes Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB) stock investments required to be held by INB in order for it to be a member of these institutions.

	Due One Year or Less		Due After One Year to Five Years		Due After Five Years to Ten Years		Due After Ten Years		Total
($ in thousands)	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield	Carrying Value	Avg. Yield
At December 31, 2013
U.S. government agencies	$12,329	1.27%	$259,699	0.90%	$33,878	1.16%	$—	—%	$305,906	0.94%
Residential MBS	—	—	2,648	0.89	22,629	1.71	52,223	1.87	77,500	1.79
State and Municipal	—	—	531	1.25	—	—	—	—	531	1.25

	$12,329	1.27%	$262,878	0.90%	$56,507	1.38%	$52,223	1.87%	$383,937	1.11%

At December 31, 2012
U.S. government agencies	$4,775	1.16%	$242,248	0.78%	$108,221	1.06%	$—	—%	$355,244	0.87%
Residential MBS	—	—	2,073	0.81	10,722	1.41	71,484	1.84	84,279	1.76
State and Municipal	—	—	533	1.25	—	—	—	—	533	1.25
Corporate	—	—	—	—	—	—	3,721	2.11	3,721	2.11

	$4,775	1.16%	$244,854	0.78%	$118,943	1.09%	$75,205	1.85%	$443,777	1.05%

At December 31, 2011
U.S. government agencies	$—	—	$483,149	1.21%	$207,218	1.76%	$5,699	2.46%	$696,066	1.38%
Corporate	—	—	—	—	—	—	4,378	2.09	4,378	2.09

	$—	—	$483,149	1.21%	$207,218	1.76%	$10,077	2.30%	$700,444	1.39%

At December 31, 2010
U.S. government agencies	$5,025	0.43%	$388,852	1.51%	$209,313	1.84%	$6,565	2.27%	$609,755	1.63%
Corporate	—	—	—	—	—	—	4,580	2.02	4,580	2.02

	$5,025	0.43%	$388,852	1.51%	$209,313	1.84%	$11,145	2.15%	$614,335	1.63%

At December 31, 2009
U.S. government agencies	$22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$16,524	4.24%	$629,084	2.74%
Corporate	—	—	—	—	—	—	5,772	1.67	5,772	1.67

	$22,077	2.77%	$440,741	2.38%	$149,742	3.62%	$22,296	3.57%	$634,856	2.73%

For additional information on our security investments, see note 2 the financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Sources of Funds

Our primary sources of funds consist of the following: retail deposits obtained through INB’s branch offices and the mail; principal repayments of loans; maturities and calls of securities; borrowings through FHLB advances or the federal funds market; brokered deposits; deposits from the national CD market; and cash flow provided by operating activities. INB’s deposit accounts are solicited from individuals, small businesses and professional firms located throughout INB’s primary market areas through the offering of a variety of deposit products. INB also uses its internet web site www.intervestnatbank.com to attract deposit customers from both within and outside its primary market areas. INB believes it does not have a concentration of deposits from any one source. INB’s deposit products include the following: certificates of deposit (including denominations of $100,000 or more); individual retirement accounts (IRAs); checking and other demand deposit accounts; negotiable order of withdrawal (NOW) accounts; savings accounts; and money market accounts. Interest rates offered by INB on deposit accounts are normally competitive with those in INB’s primary market areas.

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

See the sections “Supervision and Regulation” and “Liquidity and Capital Resources” in this report for additional information on deposits.

The table below sets forth the distribution of deposit accounts by type.

	At December 31,
	2013		2012		2011		2010		2009
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$5,211	0.4%	$5,130	0.4%	$4,702	0.3%	$4,149	0.2%	$3,429	0.2%
Interest checking	17,831	1.4	15,185	1.1	9,915	0.6	10,126	0.6	9,117	0.4
Savings	10,027	0.7	9,601	0.7	9,505	0.6	10,123	0.6	11,682	0.6
Money Market	367,384	28.7	395,825	29.0	438,731	26.4	436,740	24.7	496,065	24.4
Certificates of deposit	881,779	68.8	936,878	68.8	1,199,171	72.1	1,304,945	73.9	1,509,691	74.4

Total deposits (1)	$1,282,232	100.0%	$1,362,619	100.0%	$1,662,024	100.0%	$1,766,083	100.0%	$2,029,984	100.0%

(1)

At December 31, 2013, 2012, 2011, 2010 and 2009, individual retirement account deposits totaled $177 million, $205 million, $242 million, $260 million and $289 million, respectively, most of which were certificates of deposit.

The table below sets forth certificate of deposits by remaining maturity.

	At December 31,
	2013		2012		2011		2010		2009
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$307,122	1.97%	$519,236	2.92%	$514,667	2.83%	$431,881	3.09%	$591,746	3.63%
Over one to two years	167,323	1.92	181,698	2.79	397,394	3.58	349,174	3.63	256,025	4.28
Over two to three years	170,956	1.92	89,049	2.74	136,226	3.43	298,287	4.26	241,217	4.45
Over three to four years	106,700	2.50	60,119	3.02	67,855	3.27	113,587	3.78	251,745	4.61
Over four years	129,678	2.06	86,776	2.93	83,029	3.91	112,016	4.13	168,958	4.31

	$881,779	2.03%	$936,878	2.89%	$1,199,171	3.25%	$1,304,945	3.65%	$1,509,691	4.11%

The table below sets forth the remaining maturities of certificates of deposit of $100,000 or more.

	At December 31,
($ in thousands)	2013	2012	2011	2010	2009
Due within three months or less	$29,642	$53,498	$69,125	$62,432	$87,778
Due over three months to six months	29,395	36,727	41,334	24,354	47,607
Due over six months to one year	83,680	163,423	134,353	91,977	78,441
Due over one year	330,450	208,943	355,182	460,167	478,804

Total	$473,167	$462,591	$599,994	$638,930	$692,630

As a percentage of total deposits	37%	34%	36%	36%	34%
Brokered CDs included above (1):	$90,535	$77,889	$127,819	$159,149	$170,117

The table below sets forth total deposits by offices in New York and Florida.

	At December 31,
($ in thousands)	2013	2012	2011	2010	2009
New York Main Office	$504,108	$534,155	$699,935	$824,306	$990,777
Florida Offices (six offices)	778,124	828,464	962,089	941,777	1,039,207

	$1,282,232	$1,362,619	$1,662,024	$1,766,083	$2,029,984

The table below sets forth net deposit flows.

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Net (decrease) increase before interest credited	$(106,688)	$(336,533)	$(152,558)	$(324,496)	$89,654
Net interest credited	26,301	37,128	48,499	60,595	76,195

Net deposit (decrease) increase	$(80,387)	$(299,405)	$(104,059)	$(263,901)	$165,849

INB also borrows funds from time to time on an overnight or short-term basis to manage its liquidity needs. As a member of the FHLB and FRB, INB can borrow from these institutions on a secured basis using INB’s security investments and certain loans as collateral. INB also has an agreement with two correspondent banks whereby it could borrow overnight a limited amount of funds on an unsecured basis. For additional information on FHLB advances and INB’s lines of credit, see note 8 the financial statements in this report.

IBC’s historical sources of funds to meet its obligations have been derived from the following: interest income from short-term investments and a limited number of mortgage loans; monthly dividends from INB; and monthly management fees from INB for providing it with certain administrative services. IBC’s historical sources of working capital have been derived from the issuance of its common stock through public or private offerings, exercise of its common stock warrants/options, the issuance of its trust preferred securities and preferred stock and the issuance of its subordinated debentures to the public. For additional information on stockholders’ equity and borrowed funds, see notes 9 and 10 to the financial statements in this report.

Employees

At December 31, 2013, we employed 81 full-time equivalent employees. We provide various benefits to our employees, including group life, health, dental and disability insurance, a 401(k) retirement plan and a long-term employee incentive plan. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be satisfactory.

Federal and State Taxation

IBC and its subsidiary file a consolidated federal income tax return and combined state and city income tax returns in New York. IBC also files a franchise tax return in Delaware. INB files a state income tax return in Florida. INB also files state tax returns, as needed, for certain entities that own title to real estate INB acquires through foreclosure. All the above returns are filed on a calendar year basis and we report our income and expenses using the accrual method of accounting. Consolidated income tax returns have the effect of eliminating intercompany income and expense, including dividends, from the computation of our taxable income for the taxable year in which the items occur. In accordance with an income tax sharing agreement, income tax charges or credits are allocated among IBC and its subsidiary on the basis of their respective taxable income or taxable loss that is included in our income tax returns.

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

As a Delaware corporation not earning income in Delaware, IBC is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of IBC.

See note 14 to the financial statements and the section “Critical Accounting Policies” in this report for a further discussion of income taxes and our deferred tax asset.

Investment in Subsidiaries

The following table provides information regarding IBC’s consolidated subsidiary:

	At December 31, 2013
($ in thousands)	% of Voting Stock Owned	Total Investment	IBC’s Equity in Underlying	Subsidiary’s Earnings For the Year Ended December 31,
	by IBC	By IBC	Net Assets	2013	2012	2011
Intervest National Bank	100%	$240,918	$240,918	$15,732	$13,494	$12,704

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

Scope of Permissible Activities and a Source of Strength for Subsidiaries. A bank holding company generally may not engage in, or acquire or control, directly or indirectly, voting securities or assets of any company that is engaged in activities other than those of banking, managing or controlling banks. A bank holding company must also serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner. See the section “Written Agreement” below.

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

Capital Adequacy. The FRB has capital adequacy guidelines for bank holding companies that are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined by assigning different categories of assets and off-balance sheet items to broad risk categories. Bank holding companies are required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for strong banks and bank holding companies and a minimum leverage ratio of at least 4% for all other bank holding companies. At December 31, 2013, IBC’s Tier 1 capital and total capital ratios were 19.95% and 21.21%, respectively, and its leverage capital ratio was 15.46%. See the caption entitled Basel III in this section for further discussion of capital requirements.

Dividends. IBC’s ability to pay cash dividends on its capital stock is dependent upon its level of cash on hand and upon the cash dividends received from INB. IBC must first pay its operating and interest expenses from funds it receives from its subsidiaries. As a result, stockholders may receive cash dividends from IBC only to the extent that funds are available after payment of the aforementioned expenses. In addition, the FRB generally prohibits a bank holding company from paying cash dividends except out of its net income, provided that the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Since February 2010, IBC cannot, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. See the sections “Written Agreement” and “TARP” below.

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

Written Agreement. In January 2011, IBC entered into a written agreement (the “Federal Reserve Agreement”) with its primary regulator, the FRB, which requires IBC’s Board of Directors to take the steps necessary to utilize IBC’s financial and managerial resources to serve as a source of strength to INB, including causing INB to comply with its Formal Agreement with its primary regulator, the OCC (which agreement was terminated by the OCC in March 2013).

In addition, as noted earlier, IBC cannot declare or pay dividends without the prior approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Banking Director”). IBC also cannot take any payments representing a reduction in capital from INB without prior approval of the FRB and IBC cannot not make any distributions of interest, principal or other sums on its subordinated debentures or trust preferred securities without prior approval from the FRB and the Banking Director. Further, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. IBC was also required within 90 days of the date of the Federal Reserve Agreement to submit a plan to continue to maintain sufficient capital. Finally, IBC must notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer, and IBC is also restricted in making certain severance and indemnification payments. We believe we have taken all necessary actions to promptly address the requirements of the Federal Reserve Agreement and that IBC is in compliance with such agreement as of the date of filing of this report. The FRB has advised IBC that the FRB is reviewing the need for the Federal Reserve Agreement.

TARP. The Emergency Economic Stabilization Act of 2008 (EESA) established the Troubled Asset Relief Program (TARP). TARP gave the U.S. Treasury authority to deploy up to $750 billion into the U.S. financial system with an objective of improving liquidity in the capital markets. In October 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. On December 23, 2008, IBC voluntarily applied for and was approved to participate in the above program and sold to the Treasury 25,000 shares of IBC’s newly issued Series A Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share, along with a ten year warrant to purchase at any time up to 691,882 shares of IBC’s common stock for $5.42 per share, for a total cash investment of $25 million from the Treasury. In 2013, IBC repurchased and/or redeemed the entire amount of Series A Preferred Stock and those shares were cancelled. At December 31, 2013, the Treasury continued to hold the warrant referenced above. See note 10 to the financial statements in this report for a further discussion.

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

Loans to One Borrower. INB generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, INB was in compliance with the loans-to-one-borrower limitations.

Loans to Insiders. INB is prohibited from extending credit to its executive officers, directors, principal shareholders and their related interests, collectively referred to as “insiders,” unless the extension of credit is made on substantially the same terms and in accordance with underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unrelated persons. INB as a matter of policy does not extend such credit and there were no such loans outstanding at December 31, 2013.

Reserve Requirements. Pursuant to Regulation D, INB must hold a percentage of certain types of deposits as reserves in the form of vault cash, as a deposit in a Federal Reserve Bank or as a deposit in a pass-through account at a correspondent institution.

Dividends. When INB pays cash dividends on its capital stock its pays them to IBC as the sole shareholder of INB. INB’s dividend policy is to pay dividends at levels consistent with maintaining its desired liquidity and capital ratios and debt servicing obligations. INB’s board of directors may declare dividends to be paid out of INB’s undivided profits. No dividends may be paid by INB without the OCC’s approval if the total amount of all dividends, including the proposed dividend, declared by INB in any calendar year exceeds INB’s total retained net income for that year, combined with its retained net income of the preceding two years. Also, INB may not declare or pay any dividends if, after making the dividend, INB would be “undercapitalized” and no dividend may be paid by INB if it is in default of any deposit insurance assessment due to the FDIC.

Capital Adequacy. In general, capital adequacy regulations for national banks such as INB, are similar to the FRB guidelines discussed earlier. Under the OCC’s current regulations and guidelines as of December 31, 2013, all banks must maintain minimum ratios of capital as follows: Tier 1 capital to total average assets (leverage ratio) - 4%; Tier 1 capital to risk-weighted assets - 4%; and total capital to risk-weighted assets - 8%. At December 31, 2013, INB’s leverage capital ratio, Tier 1 capital and total capital ratios were 15.23%, 19.65% and 20.91%, respectively. INB was considered a well-capitalized bank at December 31, 2013.

Prompt Corrective Action. Federal banking agencies have the authority to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Applicable regulations divide banks into five different categories, depending on their level of capital: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. A bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more and a leverage ratio of 5% or more, and the bank is not subject to an order or capital directive to meet and maintain a specific capital level.

Interest Rate and Brokered Deposit Restrictions. Financial institutions that are less than well capitalized are barred from paying interest on their deposit products at rates of interest in excess of 75 basis points above the national rate unless it receives an exemption from the FDIC that the institution’s local market rate is above the national rate. In addition, they cannot accept, renew or rollover brokered deposits without approval from their primary regulator. At December 31, 2013, INB was considered well-capitalized.

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

The FDIC insurance assessment base is defined as average total assets minus tangible equity. In addition to deposit liabilities, the base contains certain liabilities. Assessment rates assigned to institutions depend on the instruction’s regulatory exam ratings and other risk measures. Banks are assigned to one of four risk categories based on two criteria: capital adequacy and supervisory ratings. The three capital groups are well-capitalized, adequately capitalized and undercapitalized, consistent with prompt corrective action designations. The three supervisory groups are based primarily on CAMELS ratings, although the FDIC has the ability to consider other factors as well. In general, banks with CAMELS ratings of 1 or 2 are assigned to the A category, banks with a CAMELS rating of 3 are assigned to the B category, and banks with a CAMELS rating of 4 or 5 are assigned to the C category. The base assessment rates range from 5 basis points for the lowest risk category to 35 basis points for the highest risk category, with further adjustments (plus or minus) thereto based on an institution’s level of unsecured debt and brokered deposits, which make the total assessment rates range from 2.5 basis points to a high of 45 basis points. INB’s assessment rate for its most recent billing period ended December 31, 2013 was 14 basis points.

In addition to the assessment for deposit insurance, institutions are also required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund, which payment is established and changes quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017 to 2019.

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

The Gramm-Leach-Bliley Act of 1999, among other things, permits banks, securities firms and insurance companies to affiliate under a common holding company structure, but imposes certain restrictions concerning collection, disclosure and safeguarding of customer information.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) of 2010 imposes significant regulatory and compliance changes, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010. Among the securities included in this prohibition are trust preferred securities (TRUPS), which IBC has used in the past as a tool for raising Tier 1 capital. IBC is permitted to continue to include its existing outstanding TRUPS in its Tier 1 capital. Under FRB requirements, the amount of qualifying cumulative perpetual preferred stock and qualifying TRUPS, as well as certain types of minority interest, that may be included as Tier 1 capital is limited to 25 percent of the sum of core capital elements net of goodwill.

Additionally, the excess amounts of restricted core capital elements in the form of qualifying TRUPS included in Tier 2 capital is limited to 50 percent of Tier 1 capital (net of goodwill). However, amounts in excess of this limit will still be taken into account in the overall assessment of an organization’s funding and financial condition. In the last five years before the underlying subordinated note matures, the associated TRUPS must be treated as limited-life preferred stock. Thus, in the last five years of the life of the note, the outstanding amount of TRUPS is excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50 percent of Tier 1 capital. During this period, the TRUPS will be amortized out of Tier 2 capital by one-fifth of the original amount less redemptions each year and excluded totally from Tier 2 capital during the last year of life of the underlying note.

Basel III. On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). The phase-in period for the final rules will begin for us on January 1, 2015, with full compliance with the final rules phased in on January 1, 2019. The final rules, among other things, include a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

The final rules also require that certain non-qualifying capital instruments, including TRUPS, be phased out of Tier 1 capital (as denoted on the previous page), except that bank holding companies with less than $15 billion in assets as of December 31, 2009 will be grandfathered and may continue to include trust preferred security debt issuances in Tier 1 capital, subject to certain restrictions. Since IBC had less than $15 billion in assets at December 31, 2009, it will continue to include its existing $55 million of TRUPS in its Tier 1 regulatory capital computations.

The final rules also provide for a number of adjustments to and deductions from the new CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded. However, certain banking organizations, including IBC and INB, may make a one-time permanent election to continue to exclude these items. IBC and INB expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of INB’s investment securities portfolio. We are currently evaluating the provisions of the final rules and their expected impact. We believe that we would have been in compliance with Basel III requirements if they had been effective as of December 31, 2013.

Other Regulation - Mortgage Lending

Multifamily properties may be subject to rent control and rent stabilization laws, which may restrict the owner from raising rents on apartments. If real estate taxes, fuel costs and maintenance of and repairs to the property were to increase substantially, and such increases are not offset by increases in rental income, the ability of the owner of the property to make payments due on the loan might be adversely affected.

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

Risks Related to Our Business

Difficult economic and market conditions have adversely affected us and our industry.

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

From December 2007 to June 2009, the United States experienced the worst economic downturn since the Great Depression. This period was marked by reduced business activity across a wide range of industries and regions, significant increases in unemployment, volatility and disruption in the capital and credit markets, and dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, which negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. The recession was also marked by tightening of the credit markets and steep declines in the stock markets, which resulted in a difficult loan environment and decreased the value of our portfolio of investment securities. Although the domestic economy continued its modest recovery during 2013, the recovery is weak and there can be no assurance that the economy will not enter into another recession, whether in the near or long term. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as a relapse or worsening of economic conditions in Europe would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S., all of which could have a negative impact on our business, financial condition and results of operations.

Our business strategy may not be successful.

Our business strategy (discussed under “Item 1 Business” in this report) is focused on attracting deposits by offering competitive interest rates and using those deposits and other funds generated from our operations to originate commercial and multi-family real estate loans on a profitable basis. Our ability to execute this strategy depends on many factors, including some outside of our control, such as the state of economic conditions generally and in our market areas in particular, interest rate trends, the state of credit markets, real estate values, loan demand, competition, government regulations, regulatory restrictions and regulatory capital requirements. We may not be successful in maintaining or increasing the level of our loans or deposits at an acceptable risk or on profitable terms, which would negatively impact our results of operations and financial condition.

We depend on a limited number of executive officers to implement our business strategy.

Mr. Lowell Dansker, age 63, our Chairman, and Mr. Keith Olsen, age 60, President of INB, with oversight from both INB’s and IBC’s Board of Directors and its Committees, make all of our strategic decisions for us, including all of our underwriting, lending and investment decisions. This includes determining which types of loans are suitable for us, geographical locations to lend in, setting the terms and rates on all loans, determining our funding types and rates to offer on deposits, and investing our funds not used for loan originations into the security investments.

The ultimate success of our business strategy is directly related to the expertise and judgments of these two executive officers and our business may suffer if we lose their services or their judgments prove to be incorrect. If Mr. Dansker or Mr. Olsen or any of our other key employees (as disclosed in “Executive Officers and Other Significant Employees” included at the end of Part I of this report) were to become unavailable for any reason, our business may be adversely affected and, in the case of Mr. Dansker and Mr. Olsen, particularly due to their skills and knowledge of the real estate markets in which we operate, their years of lending experience and the difficulty of promptly finding qualified replacement personnel to execute our current business strategy. To attract and retain qualified personnel, we offer various employee benefits, including an executive employment agreement for Mr. Dansker. We also have a written succession plan that identifies key internal officers to perform executive officer functions in case of temporary disruptions due to such things as illnesses or leaves of absence. This plan also contains procedures for the selection of permanent replacements, if any. The plan, however, may not be effective and we may not be able to ultimately attract and retain qualified personnel. Competition for qualified personnel may also increase our hiring and retention costs. All of the above factors could negatively affect our business, operating results and financial condition.

We depend on brokers for our loan originations.

We rely on referrals from real estate mortgage brokers for our loan origination volume. If those referrals were to decline or not expand, other sources of loan originations may not be available to us, which may cause our business to suffer and negatively impact our operating results.

We face strong competition in our market areas.

Our primary markets consist of New York and Florida, which are highly competitive markets. We experience competition in both lending and attracting deposits from other banks and nonbanks (including savings associations, credit unions, securities firms, investment bankers, money market funds, life insurance companies and the mutual fund industry) some of which are significantly larger institutions with greater resources, lower cost of funds or a more established market presence. Because our business directly depends on our ability to attract deposits and originate loans profitably, our ability to efficiently compete for depositors and borrowers is critical to our success. Our operating results could suffer if we are not able to successfully compete in these markets.

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate.

Our loan portfolio is concentrated in loans secured by commercial and multi-family real estate, which increases the risk associated with our loan portfolio. Such loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to one borrower or groups of related borrowers, and repayment of such loans is typically dependent upon the successful operation of the underlying real estate. Additionally, we also have some loans secured by vacant or substantially vacant properties as well as some vacant land, all of which typically do not have adequate or any income streams and depend upon other sources of cash flow from the borrower for repayment.

As discussed in “Item 1 Business” in this report, over the past several years, due to various factors, a large number of the loans we originated prior to 2010 have been repaid through refinancing by other institutions. Our new loan originations, moreover, have been more weighted towards commercial real estate loans. Our total commercial real estate loans (inclusive of land loans) as a percentage of our total loans was 75% at December 31, 2013, while our multifamily loans (inclusive of loans on investor owned residential condominiums) as a percentage of total loans was 25% at December 31, 2013. We cannot predict how long this trend will continue. For a further discussion of our lending risks, see the section “Item 1 Business” under the caption “Lending Activities” in this report.

All of our loans require ongoing evaluation and monitoring since they may be negatively affected to a greater degree by adverse conditions in the real estate markets or the economy or changes in government regulation. A number of our borrowers also have more than one mortgage loan outstanding with us. Likewise, these borrowers may also own other properties that are encumbered by separate mortgages from other lenders. Consequently, an adverse development with respect to the borrower may expose us to a greater risk of loss with respect to our otherwise performing loans with the same borrower.

Furthermore, banking regulators are giving commercial real estate lending greater scrutiny and banks with higher levels of these loans are expected to have effective underwriting and risk management policies, perform portfolio stress testing, maintain higher levels of loan loss and higher regulatory capital levels.

Regardless of the effectiveness of the lending policies and procedures we utilize, we may experience lending losses as a result of factors beyond our control, including changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers. Our ability to recover our investment in the mortgage loans we originate is ultimately dependent on the market value of the collateral property. Many of the loans we originate permit no recourse or limited recourse against the property’s owner. Even with personal recourse, successful collection is still difficult to achieve. In addition, our losses in connection with delinquent loans may be more pronounced because our commercial and multifamily real estate mortgage loans generally have amortization schedules, which are common to the banking industry, that result in limited principal reduction during the life of the loan and consequently, a substantial part of the loan’s original principal amount is due at maturity. All of the above factors could adversely affect our operating results and financial condition.

Many of the properties securing our loans are concentrated in New York and Florida and in areas that are undergoing revitalization or are vacant or substantially vacant.

The properties securing our loans at December 31, 2013 are concentrated in New York (59%) and Florida (28%), and more recently we have originated a greater amount of loans outside of these two states (13%), predominantly the Mid-Atlantic and South East Coast and some in the Midwest. Additionally, we have and will continue to lend in geographical areas of all of these states that are in the process of being revitalized or redeveloped or considered secondary or tertiary markets, all of which can be negatively impacted to a greater degree in an economic downturn or real estate slump. A large number of the properties we lend on may also need repair and or improvements, have below market rents, or may be vacant or substantially vacant and are in the process of being rented. Properties securing loans of this type and in these types of neighborhoods may be more susceptible to fluctuations in value and have higher default rates than properties in more established areas. All of the above increases the risk associated with our loan portfolio.

The properties securing our loans may be negatively impacted by storms, natural disasters and other factors.

Florida is especially susceptible to hurricanes and tropical storms and related flooding and wind damage, as well as other disasters. The Northeast can also be affected by hurricanes and other natural disasters. Such weather and environmental events can disrupt business, result in damage to properties and negatively affect the local economy, all of which may adversely affect the cash flows, values and marketability of properties that secure our loans. Furthermore, hurricane and other storm damage have increased the cost of property and casualty insurance premiums, especially in Florida. We cannot predict whether or to what extent damage may be caused by the occurrence of such events. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues.

Other factors, such as political issues, including armed conflicts and acts of terrorism, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions, which could negatively affect the market value of the mortgaged properties underlying our loans as well as the levels of rent and occupancy of income-producing properties. Since a large number of properties underlying our loans are located in New York City, we may be more vulnerable to the adverse impact of such occurrences than other institutions, which could have a significant negative impact on us.

All of the above could increase the risk associated with our loan portfolio and could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in loan delinquencies, foreclosures or loan and real estate losses, all of which could negatively impact our operating results and financial condition.

We are required to maintain strong and effective loan management and monitoring systems.

Bank regulators require banks with concentrations of assets to have management, policies, procedures and systems appropriate to manage these risks, especially where the real estate loans are concentrated geographically or in particular lines of business. Because of our high concentration in loans secured by commercial real estate (inclusive of multifamily properties, vacant land and loans on investor owned 1-4 family condominiums), we are required to maintain strong loan management and monitoring systems as a result of the perceived risks of our concentration in commercial and multifamily real estate loans. We have and will continue to add personnel and incur increased costs of consultants and other third parties to maintain effective loan monitoring systems, all of which has and will continue to increase our operating expenses.

Our loans are relatively short-term and have balloon payments at maturity.

We generally originate short-term real estate mortgage loans that have balloon payments at maturity. Our borrowers are expected to have to refinance their loans at maturity or payoff the loans at maturity from other sources of cash or from sales of the underlying collateral property. We are therefore subject to the risks that our borrowers will not be able to repay us or refinance their loans due to adverse conditions in their businesses, unavailability of alternative financing, or an inability to timely sell the property securing our loan. These conditions also reduce the rate of payoffs on our loans, which may negatively impact our liquidity. In addition, any disruptions in the credit markets or other lenders’ diversification away from commercial real estate or multifamily lending as well as declines in real estate values may increase our delinquent and nonperforming loans, foreclosures and the potential for future losses. Problem assets also increase our expenses and take additional time and effort to manage. All of the above could adversely affect our earnings, credit quality and liquidity.

We currently have an elevated level of problems assets.

Although we have successfully reduced our problem assets over the last several years, as discussed elsewhere in this report, we currently have an elevated level of problem assets (nonperforming loans, TDRs, real estate owned through foreclosure, and other performing loans rated substandard for which there were concerns regarding the ability of the borrowers to meet existing repayment terms), which increases the risk associated with our company and business. The timing and amount of the resolution and/or disposition of all these assets cannot be predicted with certainty. Many of our TDRs will continue to be classified as such until they are repaid. In addition, our ability to complete foreclosure or other proceedings, if necessary, to acquire and sell certain collateral properties in many cases can be delayed by various factors outside of our control. We may be required to sell these, as well as other new nonaccrual or problem assets that may arise in the future, at a loss compared to their current net carrying values. Moreover, a sustained and prolonged economic and real estate downturn could further adversely affect the quality of our assets, increase our nonperforming assets, increase our loan and real estate losses and related carrying expenses, and could also reduce the demand for our products and services and our ability to attract deposits, all of which could adversely affect our operating results and financial condition.

We may have higher loan and real estate losses than we have allowed for.

We maintain an allowance for loan losses and a valuation allowance for real estate losses that we believe are adequate and reflect the amount of losses inherent in our loan and real estate owned portfolios at a specific point in time. The allowances, however, ultimately may not be adequate to protect us against actual losses that we may sustain. There is a risk that we may experience losses that could exceed the allowances we have set aside. In determining the size of the allowances, we make various assumptions and judgments about the collectability of our loan portfolio and the estimated market values of the underlying collateral properties and of real estate owned, which are discussed under the caption “Critical Accounting Policies” in this report.

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

We are subject to the risks and costs associated with owning real estate.

From time to time, we need to foreclose on the properties that collateralize our mortgage loans that are in default as a means of repayment and may thereafter own and operate such properties for an extended period of time, which expose us to risks and costs inherent in the ownership of real estate. Costs associated with the ownership of real estate (principally real estate taxes, insurance, maintenance and repairs) may exceed the rental income earned from the property, if any, and we may therefore have to advance additional funds to operate and or maintain the property in order protect our investment. Further, hazardous substances could be discovered on the properties and we may be required to remove the substances from and remediate the properties at our expense, which could be substantial. All of the above factors could also adversely affect our operating results and financial condition.

The credit downgrade of U.S. government securities could have a material adverse effect on us.

Like most financial institutions, we own a large amount of investments in debt instruments issued by U.S. government agencies. The continuing debates in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in recent actual and threatened downgrades of U.S. government securities by the various major credit ratings agencies, including Standard and Poor’s and Fitch Ratings. While the federal banking agencies including the Federal Reserve and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not be affected by the downgrade, the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies could create uncertainty in the U.S. and global financial markets. We cannot predict if, when or how these changes or future changes to the credit ratings will affect economic conditions. However, these or future rating downgrades could have a material adverse effect on our business, financial condition and operating results, and could exacerbate other risks described in this report.

We need to maintain adequate amounts of liquidity.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, repayments of loans, or other sources could have a substantial negative effect on our liquidity and our ability to meet our obligations. In addition to deposits, our primary funding sources include unsecured federal funds that we purchase from correspondent banks as well as secured advances, both short- and longer-term, that are available from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York, with the use of our investment securities and certain loans that can be pledged as collateral. Other sources of liquidity that may be available to us, but cannot be assured, include our ability to issue and sell debentures and capital stock in public or private transactions. It should be noted that volatility in the capital and credit markets can produce downward pressure on stock prices and reduced credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. These factors could have material adverse effects on our ability to access capital or credit and on our business, financial condition and operating results.

Our access to adequate amounts of funding sources on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets, adverse changes in the financial condition of our correspondent banks that supply us with federal funds, or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the credit markets. Regulatory requirements for greater liquidity may also adversely affect our profitability. Our current level of liquidity sources may not be adequate, or may be adversely affected in the future, which may reduce the availability of funds to us, all of which could negatively affect our operations and business and ability to be a going concern.

Our business is greatly impacted by changes in interest rates.

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

As a result, our success depends directly on our ability to invest a substantial percentage of our assets in mortgage loans with rates of return that exceed our cost of funds. Our loan portfolio was nearly all comprised of loans with fixed rates and the portfolio had an average weighted life of 4.6 years as of December 31, 2013. Our current portfolio of investment securities and overnight investments were short-term and their yield substantially less than our loans and we expect that to be the case in the future. Fluctuations in interest rates are difficult to predict and manage and, therefore, we may not be able to maintain an adequate positive interest rate spread. Historically, we have also not used any hedging strategies or other similar tools to manage our interest rate risk. For a further discussion of our management of interest rate risk, see the caption entitled “Asset and Liability Management” included in Item 7 of this report. A sudden and substantial change in interest rates may adversely impact our earnings, our cost of funds, loan demand, and the value of our collateral and investment securities, all of which could adversely impact our earnings and financial condition.

We have a higher cost of funds and a high level of indebtedness.

INB relies heavily on higher-cost certificates of deposit (time deposits) as its main source of funds and it needs to pay competitive interest rates to attract and retain all of its deposit accounts regardless of type to fund our loan originations. INB’s high cost of funds or inability to pay competitive interest rates in the future to attract deposits could negatively affect our results of operations and business.

Our borrowed funds (exclusive of deposits) and related interest payable was approximately $58 million at December 31, 2013 and is described in notes 8 and 9 to our financial statements. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes. All the above may adversely affect our financial condition and our business.

We are subject to reputational risk and social factors.

Our ability to attract and retain depositors and customers is highly dependent upon consumer and other external perceptions of either or both of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining deposit accounts, accessing credit markets and increased regulatory scrutiny on our business. Borrower payment behaviors also affect us. To the extent that borrowers determine to stop paying on their loans where the financed properties’ market values are less than the amount of their loan, or otherwise, our costs and losses may increase. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk, all of which could negatively impact our business, financial condition and operating results.

Regulatory Risks

Our business is subject to extensive regulation.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, whose focus is to protect the Deposit Insurance Fund and depositors, not our stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance could be materially and adversely affected. See the section “Supervision and Regulation” in Item 1 of this report for a further discussion. All of the above could limit or restrict our business activities and the cost of compliance is currently high and may be higher in the future.

Non-compliance with laws and regulations could result in fines, sanctions or other adverse consequences.

Financial institutions like us are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require established procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators, and costly litigation or expensive additional controls and systems. Although we have developed policies and procedures and systems designed to assist in compliance with these laws and regulations, it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws, all of which could have a material negative impact on our business and profitability.

IBC relies on cash dividends from INB to meet its obligations.

IBC is a separate and distinct legal entity from INB. IBC has raised working capital in the past through the sale of capital stock and debentures and has down streamed the proceeds from such transactions to INB as capital investments. IBC needs cash dividend payments from IBC to fund the interest payments on IBC’s outstanding debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company as described in more detail under the caption “Supervision and Regulation” in Item 1 of this report. If INB is unable to pay dividends to IBC for any reason, IBC in turn may not be able to service its debt, pay its other obligations, or pay cash dividends on its capital stock, which could have a material adverse effect on our business.

IBC is operating under a formal written agreement with its primary regulator.

Since January 2011, IBC has been operating under a written agreement with its primary regulator, the Federal Reserve Bank of New York (the “FRB”). The agreement, among other things, requires IBC to use its financial and managerial resources to serve as a source of strength to INB. In addition, the agreement, among other things, requires IBC to obtain approval from the FRB to do any of the following: (1) declare or pay dividends on its capital stock; (2) take any payments from INB that represent a reduction in INB’s capital; (3) make any distributions of interest, principal or other sums on IBC’s outstanding debt (subordinated debentures); and (4) incur, increase or guarantee any debt or purchase or redeem any shares of IBC’s capital stock. As of the filing date of this report, IBC remained subject to this written agreement with the FRB and the restrictions contained therein, including those described above. IBC has advised the FRB that in IBC’s view it has complied with all of the requirements of the written agreement. IBC further advised the FRB that INB’s Formal Agreement with the OCC was terminated by the OCC in March 2013. The FRB is currently reviewing the need for its written agreement with IBC. The FRB agreement and its restrictions could negatively impact our ability to conduct our business.

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

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

We rely on communications and information systems to conduct our business. Furthermore, we have access to large amounts of confidential financial information and control substantial financial assets, including those belonging to our customers, to whom we offer remote access, and we regularly transfer substantial financial assets by electronic means. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any failure, interruption or breach in security of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, our security measures may not be successful.

In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We also face the risk of operational disruption, failure, termination or capacity constraints caused by third parties that facilitate our business activities by providing technology such as software applications, as well as financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure.

We also face the potential risk of losses due to fraud, including commercial checking account fraud, automated teller machine (“ATM”) skimming and trapping, write-offs necessitated by debit card fraud, and other forms of online banking fraud, which are being more sophisticated and present new challenges as mobile banking increases, as well as employee fraud. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites.

Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations. While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Item  1B. Unresolved Staff Comments

None

Item 2. Properties

The office of IBC and INB’s headquarters and full-service banking office are located in leased premises (of approximately 21,500 sq. ft.) on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020. The lease expires in March 2024.

INB’s principal office in Florida is located at 625 Court Street, Clearwater, Florida, 33756. INB also operates five other branch offices in Florida; three of which are in Clearwater, Florida, at 1875 Belcher Road North, 2175 Nursery Road and 2575 Ulmerton Road; one is at 6750 Gulfport Blvd, South Pasadena, Florida; and one is at 483 Mandalay Avenue, Clearwater Beach, Florida. With the exception of the Belcher and Mandalay offices, which are leased through September 2022 and January 2016, respectively, INB owns all the properties in which its offices are located in Florida. Additionally, INB has an option to extend the terms of the Belcher lease (for an additional five years). All the above leases contain operating escalation clauses related to real estate taxes and operating costs based upon various criteria and are accounted for as operating leases.

INB’s office at 625 Court Street consists of a two-story building containing approximately 22,000 sq. ft. INB occupies the ground floor (approximately 8,500 sq. ft.) and leases the 2nd floor to a single commercial tenant. The branch office at 1875 Belcher Road is a two-story building in which INB leases approximately 5,100 sq. ft. on the ground floor. The branch office at 2175 Nursery Road is a one-story building containing approximately 2,700 sq. ft., which is entirely occupied by INB. The branch office at 2575 Ulmerton Road is a three-story building containing approximately 17,000 sq. ft. INB occupies the ground floor (approximately 2,500 sq. ft.) and leases the upper floors to various commercial tenants. The branch office at 6750 Gulfport Blvd. is a one-story building containing approximately 2,800 sq. ft., which is entirely occupied by INB. The branch office at 483 Mandalay Avenue is located in a shopping center known as Pelican Walk Plaza in which INB leases approximately 2,100 sq. ft. In addition, each of INB’s Florida offices includes drive-through teller facilities (except for Mandalay) and Automated Teller Machines (ATMs). INB also owns a two-story building located on property contiguous to its Court Street office in Florida, which contains approximately 12,000 sq. ft. and is leased to commercial tenants. We believe our current facilities are adequate to meet our present and currently foreseeable needs.

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

Item 4. Mine Safety Disclosures

Not Applicable

Executive Officers and Other Significant Employees

Executive Officers

Lowell S. Dansker, age 63, has served as Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation since August 2006. He previously served Intervest Bancshares Corporation as President, Treasurer and member of the Executive Committee since incorporation in 1993, and as Vice Chairman of the Board of Directors from October 2003 to August 2006. Mr. Dansker also serves as the Chairman, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank and as an Administrator of Intervest Statutory Trust II through V. Mr. Dansker received a Bachelor of Science in Business Administration degree from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

John J. Arvonio, age 51, has served as Chief Financial Officer and Chief Accounting Officer of Intervest Bancshares Corporation since August 2006 and December 2005, respectively, and as Senior Vice President, Chief Financial and Accounting Officer and Secretary of Intervest National Bank since September 2000. Prior to that, Mr. Arvonio served as Vice President, Controller and Secretary of Intervest National Bank since April 1998. Mr. Arvonio received a Bachelors degree in Accounting, with honors, from Iona College and is a NYS Certified Public Accountant. Mr. Arvonio has nearly 25 years of banking experience, including serving as Vice President, Accounting Policy and Technical Advisor for The Greater New York Savings Bank from 1992 to 1997, Manager of Financial Reporting for the Leasing and Investment Banking Divisions of Citibank from 1989 to 1992 and as a Senior Auditor for Ernst & Young from 1985 to 1989.

Keith A. Olsen, age 60, has served as a Director and as President of Intervest National Bank since July 2001 and February 2008, respectively. Mr. Olsen served as President of the Florida Division of Intervest National Bank from July 2001 to February 2008. Prior to that, Mr. Olsen was the President of Intervest Bank from 1994 until it merged into Intervest National Bank in July 2001. Mr. Olsen also served as Senior Vice President of Intervest Bank from 1991 to 1994. Mr. Olsen received an Associates degree from St. Petersburg Junior College and a Bachelors degree in Business Administration and Finance from the University of Florida, Gainesville. Mr. Olsen is also a graduate of the Florida School of Banking of the University of Florida, Gainesville, the National School of Real Estate Finance of Ohio State University and the Graduate School of Banking of the South of Louisiana State University. Mr. Olsen has been in banking for more than 30 years.

Stephen A. Helman, age 74, has served as a Director, and as Vice President and Secretary of Intervest Bancshares Corporation since December 2003 and February 2006, respectively. Mr. Helman is also a Vice President and Director of Intervest National Bank. Mr. Helman also is a member of the Executive Committee of Intervest Bancshares Corporation and an Administrator of Intervest Statutory Trust V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been a practicing attorney for more than 25 years.

Robert W. Tonne, age 59, has served as Vice President and Chief Credit Officer for Intervest National Bank since February 2010. Mr. Tonne has over 30 years experience in various credit and lending functions. Prior to joining Intervest National Bank, Mr. Tonne served as a Senior Vice President with Sovereign Bank/Independence Community Bank from 2000 to May 2009. While at Sovereign/Independence, Mr. Tonne held various positions including Team Leader/Portfolio Monitoring Department and Credit Deputy for the New York Lending Team. Prior to 2000, Mr. Tonne served at Allied Irish Bank, Fleet Bank, and The Bank of New York in various credit and lending functions. Mr. Tonne began his banking career with The Bank of New York in 1976. Mr. Tonne received a Masters of Business Administration from Adelphi University in 1979 and a Bachelor of Business Administration from Hofstra University in 1976.

Other Significant Employees

Lisa Amato, age 42, has served as Vice President, Branch Coordinator for Intervest National Bank since May 2011. Prior to that, Ms. Amato worked for Patriot Bank as Vice President, Sales and Service Leader from February 2007 to May 2011 and served on their Compliance Committee. Ms. Amato has more than 11 years of banking experience with small to large financial institutions. Ms. Amato completed Management training courses at Pasco Hernando Community College.

Gail Balmaceda, age 42, has served as Vice President and Operations Manager of the New York Division of Intervest National Bank since 2007. Prior to that, Ms. Balmaceda has served Intervest National Bank in various capacities since 1999, including as an Assistant Vice President from 2006 to 2007 and as Operations Supervisor from 2003 to 2005.

John B. Carella, age 56, has served as Vice President, Loan Operations in the New York Division of Intervest National Bank since September 2006. Mr. Carella also serves as the Secretary of the Loan Committee. He served as Vice President of Intervest Mortgage Corporation from 2002 to August 2006. Prior to joining Intervest in 1999, Mr. Carella worked for a real estate lender and attorney from 1985 to 1999. Mr. Carella graduated from Fordham University, with honors, receiving a Bachelor of Arts degree in History. Mr. Carella has over 25 years of experience in banking and real estate lending and development.

Rich Dowdy, age 38, has served as Vice President of the Florida Division of Intervest National Bank since July 2013. Prior to that, Mr. Dowdy was Senior Vice President of Jefferson Bank and prior to that was Vice President of Synovus Bank. Mr. Dowdy received a Bachelors degree from The University of Georgia and a MBA from the University of South Florida. He is also a graduate of the Florida School of Banking at the University of Florida. Mr. Dowdy has over 15 years of commercial banking experience.

Matthew E. Englert, age 34, has served as Vice President and ALCO Officer of Intervest National Bank, since August 2010. Prior to joining Intervest National Bank, Mr. Englert worked for Sovereign Bank, a subsidiary of Banco Santander, as an Interest Rate Risk Analyst and Treasury Analyst. Mr. Englert earned a Bachelors degree in Finance from Kutztown University and a Bachelors degree in Political Science from York College of Pennsylvania.

Erik E. Larson, age 41, has served as Vice President, Loan Operations Officer in the Florida Division of Intervest National Bank since October 2005. Prior to that, Mr. Larson was an Assistant Vice President with Intervest National Bank both in Loan Operations and Branch Management capacities. Mr. Larson joined Intervest National Bank in 1998. Prior to that, Mr. Larson served in a supervisory position with Barnett Bank. Mr. Larson received a Bachelors degree in Mathematics from Stockton State College, Pomona, New Jersey.

Noah S. Littell, age 33, has served as Vice President, Relationship Manager in the New York Division of Intervest National Bank since August 2013. He served as Assistant Vice President of Intervest from 2008 to 2013. Prior to joining Intervest in 2007, Mr. Littell worked for Sterling National Bank in the Loan Originations Dept. from 2004 to 2007. Mr. Littell graduated from Baruch College, City University of New York, receiving a Bachelor of Business Administration degree in Accounting. He is currently pursuing his Masters of Science degree in Real Estate Finance at Baruch College. Mr. Littell has over 9 years of experience in banking and real estate lending.

John W. Loock, age 63, has served as Vice President and Controller of Intervest National Bank since September 2007. He previously served as Assistant Vice President and Assistant Controller of Intervest National Bank from 1999 to August 2007. Mr. Loock received a Bachelor of Mathematics and Master of Business Administration degrees from Iona College. Mr. Loock has more than 30 years of banking experience encompassing various positions with small to large banking institutions.

Elizabeth Macias, age 58, has served as Vice President of Information Technology, Systems and Security for Intervest National Bank since October 2005. Prior to joining Intervest National Bank, Ms. Macias served as Vice President and Director of Management Information Systems at First Central Savings Bank from April 2004 to September 2005. Prior to that, Ms. Macias served as Vice President-Director of Management Information Systems and Product Development for New York National Bank from 1983 to 2004. Ms. Macias received a Bachelors of Science in Business from Manhattan College and an AAS, in Computer Digital Systems from PSI Institute in New York. Ms. Macias has worked in the area of bank management information systems and technology for over 25 years and banking in general for over 30 years.

Michael Primiani, age 53, has served as Vice President, Compliance/BSA Officer and New York Office Security Officer for Intervest National Bank since December 2005. Prior to joining Intervest National Bank, Mr. Primiani served as Vice President, BSA Officer and Branch Administrator for First Central Savings Bank from March 2001 to December 2005. Prior to that, Mr. Primiani served as Assistant Vice President and Branch Manager for Astoria Federal Savings from May 1987 to February 2001, and in various supervisory positions at Astoria Federal Savings from 1979 to 1987. Mr. Primiani received an Associate Degree in Business Management from Queensborough Community College. Mr. Primiani has more that 26 years of banking experience.

Diane S. Rathburn, age 51, has served as Vice President, Operations/Human Resource Manager of the Florida Division of Intervest National Bank since January 2003. Prior to that, Mrs. Rathburn was an Assistant Vice President, Branch Coordinator and Assistant Vice President, Branch Administrator since August 1999. Mrs. Rathburn joined Intervest National Bank in July 1991. Prior to that, Mrs. Rathburn served in a supervisory position of the Bookkeeping Department of Southeast Bank.

Jack E. Russell III, age 53, has served as Vice President and Loan Relationship Manager for Intervest National Bank since May 2012. Prior to joining Intervest National Bank, Mr. Russell was with Synovus Bank of Tampa Bay for 9 years, most recently as a Senior Vice President. Mr. Russell held various positions serving as the Retail and Business Banking Department Manager and also serving as a Commercial and Commercial Real Estate Lender. Mr. Russell initiated his career serving 11 years with Barnett Bank after graduating from their Management Associate program and later serving in various capacities in Credit, Commercial Lending and Business Banking. Mr. Russell received his Bachelors of Science in Business and Management from the University of Florida in 1982. Mr. Russell has over 29 years of experience with various banks developing and managing, commercial and commercial real estate loans in the Florida market.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

IBC’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “IBCA”. At January 31, 2014, there were approximately 80 holders of record of the common stock and approximately 1,800 beneficial owners of the common stock, which includes persons or entities that hold their stock in nominee form or in street name through various brokerage firms. At January 31, 2014, there were 22,012,390 shares of common stock outstanding. The market price of the common stock on the close of business on January 31, 2014 was $7.48 per share.

The following table shows the high and low sales prices per share for the common stock by calendar quarter for the periods indicated.

	2013		2012
	High	Low	High	Low
First quarter	$6.00	$3.80	$4.00	$2.55
Second quarter	$6.90	$5.67	$4.12	$3.60
Third quarter	$7.93	$6.70	$3.90	$3.51
Fourth quarter	$8.05	$6.86	$4.23	$3.71

Common Dividends

IBC’s common stockholders are entitled to receive cash dividends when and if declared by IBC’s Board of Directors out of funds legally available for such purposes. No dividends have been declared or paid on IBC’s common stock since June 2008.

Preferred Dividends

In 2013, IBC, with approval from its regulator, paid $5.1 million in cash dividends on its Series A preferred stock. The preferred shares were originally issued to the U.S. Treasury under the TARP program. All of the Series A preferred stock was repurchased or redeemed and retired by IBC in 2013. See note 10 to the financial statements in this report for a further discussion. At December 31, 2013, there was no preferred stock outstanding.

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

The primary source of funds for any cash dividends payable to IBC’s stockholders would be the dividends received from IBC’s subsidiary, INB. INB has historically paid cash dividends to IBC in order to provide funds for the debt service on IBC’s outstanding trust preferred securities as well as for the payment of dividends on its capital stock. The payment of cash dividends by INB is determined by INB’s Board of Directors and is dependent upon a number of factors, including INB’s capital requirements, applicable regulatory limitations, results of operations and financial condition.

Since January 2011, IBC has been operating under a written agreement with its primary regulator, the Federal Reserve Bank of New York (the “FRB”). The FRB agreement, among other things, requires IBC to obtain approval from the FRB to declare or pay dividends on its capital stock, take any payments from INB that represent a reduction in INB’s capital, make any distributions of interest, principal or other sums on IBC’s outstanding debt (subordinated debentures), and incur, increase or guarantee any debt or purchase or redeem any shares of IBC’s capital stock. As of December 31, 2013, IBC remained subject to this written agreement with the FRB and all the restrictions contained therein, including those described above. The FRB has advised IBC that it is reviewing the need for such agreement.

Share Repurchases

IBC did not repurchase any shares of its common stock in 2013.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of IBC’s common stock against the cumulative total return of the Nasdaq Stock Market (U.S. companies) Composite Index, an index for banks with total assets of $1 billion to $5 billion, and the Nasdaq Bank index. The graph was prepared by SNL Financial L.C. and assumes that $100 was invested on December 31, 2008 and that all applicable dividends were reinvested. The points marked on the horizontal axis correspond to December 31 of each year. Each of the referenced indices is calculated in the same manner. The graph depicts past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Intervest Bancshares Corporation	100.00	82.21	73.43	66.42	97.49	188.22
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

The above graph and related information is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into such filings.

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

	At or For The Year Ended December 31,
($ in thousands, except per share data)	2013	2012	2011	2010	2009
Financial Condition Data:
Total assets	$1,567,796	$1,665,792	$1,969,540	$2,070,868	$2,401,204
Cash and cash equivalents	24,700	60,395	29,863	23,911	7,977
Securities held to maturity, net	383,937	443,777	700,444	614,335	634,856
Loans receivable, net of deferred fees	1,127,522	1,107,466	1,163,790	1,337,326	1,686,164
Allowance for loan losses	27,833	28,103	30,415	34,840	32,640
Checking and savings deposits	33,069	29,916	24,122	24,398	24,228
Money market deposits	367,384	395,825	438,731	436,740	496,065
Certificates of deposits	791,244	858,989	1,071,352	1,145,796	1,339,574
Brokered certificates of deposits	90,535	77,889	127,819	159,149	170,117
Total deposits	1,282,232	1,362,619	1,662,024	1,766,083	2,029,984
Borrowed funds and related accrued interest payable	57,570	62,930	78,606	84,676	118,552
Available lines of credit	427,000	512,000	761,000	688,000	581,000
Preferred equity	—	24,624	24,238	23,852	23,466
Common equity	196,991	186,323	173,293	162,108	190,588

Asset Quality Data:
Nonaccrual loans	$35,903	$45,898	$57,240	$52,923	$123,877
Foreclosed real estate, net of valuation allowance	10,669	15,923	28,278	27,064	31,866
Investment securities on a cash basis	—	3,721	4,378	2,318	1,385
Accruing troubled debt restructured loans	13,429	20,076	9,030	3,632	97,311
Loans 90 days past due and still accruing	4,087	4,391	1,925	7,481	6,800
Loan chargeoffs	1,938	3,152	9,598	100,146	8,103
Loan recoveries	2,218	840	155	883	1,354
Real estate chargeoffs	4,427	4,766	—	15,614	—
Impairment writedowns on security investments	964	582	201	1,192	2,258

Operations Data:
Interest and dividend income	$63,616	$77,284	$92,837	$107,072	$123,598
Interest expense	27,110	38,067	50,540	62,692	81,000

Net interest and dividend income	36,506	39,217	42,297	44,380	42,598
(Credit) provision for loan losses	(550)	—	5,018	101,463	10,865

Net interest and dividend income (expense) after (credit) provision for loan losses	37,056	39,217	37,279	(57,083)	31,733
Noninterest income	4,946	6,194	4,308	2,110	297
Noninterest expenses:
Provision for real estate losses	1,105	4,068	3,349	15,509	2,275
Real estate (income) expenses (1)	(836)	2,146	1,619	4,105	4,945
Operating expenses	15,584	16,668	15,861	19,069	19,864

Earnings (loss) before income taxes	26,149	22,529	20,758	(93,656)	4,946
Provision (benefit) for income taxes	11,655	10,307	9,512	(40,348)	1,816

Net earnings (loss) before preferred dividend requirements	14,494	12,222	11,246	(53,308)	3,130
Preferred dividend requirements (2)	1,057	1,801	1,730	1,667	1,632

Net earnings (loss) available to common stockholders	$13,437	$10,421	$9,516	$(54,975)	$1,498

Per Common Share Data:
Basic earnings (loss) per share	$0.61	$0.48	$0.45	$(4.95)	$0.18
Diluted earnings (loss) per share	0.61	0.48	0.45	(4.95)	0.18
Cash dividends per share	—	—	—	—	—
Book value per share (3)	8.99	8.44	8.07	7.61	23.04
Market price per share	7.51	3.89	2.65	2.93	3.28

(1)

Real estate expenses are comprised of expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect our interest in real estate acquired through foreclosure and properties collateralizing our nonaccrual loans.

(2)	Represents dividend requirements on outstanding preferred stock and amortization of related preferred stock discount. All preferred stock was repurchased or redeemed and retired during 2013.
(3)

Represents common stockholders’ equity (less preferred dividends in arrears of $4.2 million, $2.8 million and $1.4 million at December 31, 2012, 2011 and 2010, respectively) divided by common shares outstanding.

Item 6. Selected Financial Data, Continued

	At or For The Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Other Data and Ratios:
Common shares outstanding	21,918,623	21,589,589	21,125,289	21,126,489	8,270,812
Common stock warrants and options outstanding	1,041,445	1,078,122	1,085,622	1,045,422	1,019,722
Average common shares outstanding used to calculate:
Basic earnings (loss) per common share	21,894,030	21,566,009	21,126,187	11,101,196	8,270,812
Diluted earnings (loss) per common share	21,993,626	21,568,196	21,126,187	11,101,196	8,270,812
Adjusted net earnings (loss) used for diluted earnings (loss) per common share	$13,437	$10,421	$9,516	$(54,975)	$1,498
Net interest margin	2.39%	2.29%	2.18%	2.11%	1.83%
Return on average assets	0.90%	0.66%	0.56%	-2.42%	0.13%
Return on average common equity	7.58%	6.82%	6.74%	-32.20%	1.65%
Noninterest income to average assets	0.31%	0.34%	0.21%	0.10%	0.01%
Noninterest expenses to average assets (4)	0.97%	0.91%	0.78%	0.87%	0.84%
Nonperforming assets to total assets	2.97%	3.93%	4.56%	3.97%	6.54%
Nonaccrual loans to total gross loans	3.17%	4.13%	4.90%	3.94%	7.31%
Loans, net of unearned income to deposits	88%	81%	70%	76%	83%
Loans, net of unearned income to deposits (bank only)	84%	77%	67%	72%	79%
Allowance for loan losses to total net loans	2.47%	2.54%	2.61%	2.61%	1.94%
Allowance for loan losses to nonaccrual loans	78%	61%	53%	66%	26%
Efficiency ratio (5)	38%	37%	34%	41%	46%
Average stockholders’ equity to average total assets	12.81%	11.07%	9.43%	8.60%	9.03%
Stockholders’ equity to total assets	12.56%	12.66%	10.03%	8.98%	8.91%
Tier 1 capital to average assets	15.46%	14.71%	11.56%	10.06%	11.17%
Tier 1 capital to risk-weighted assets	19.95%	20.15%	16.58%	13.56%	14.18%
Total capital to risk-weighted assets	21.21%	21.41%	17.84%	14.83%	15.44%

(4)	For purposes of this calculation, noninterest expenses exclude real estate expenses and provisions for real estate losses.
(5)	Defined as noninterest expenses (excluding provisions for real estate losses and real estate expenses) as a percentage of net interest and dividend income plus noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. This section presents discussion and analysis of our financial condition at December 31, 2013 and 2012, and our results of operations for each of the three years in the period ended December 31, 2013. This section should be read in conjunction with our accompanying financial statements and related footnotes in this report. For a detailed discussion of our business, see Item 1 “Business” in this report.

Critical Accounting Policies

Overview. The preparation of our financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States (otherwise known as “GAAP”) and general practices within the banking industry. The financial information contained in our financial statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method.

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect certain amounts reported in our financial statements and related disclosures. Actual results could differ from these estimates and assumptions. We believe that the estimates and assumptions used in connection with the amounts reported in our financial statements and related disclosures contained herein are reasonable and made in good faith.

We consider our current critical accounting policies to be those that relate to the determination of the following: our allowance for loan losses; our valuation allowance for real estate losses; other than temporary impairment assessments of our security investments; and the need for and amount of a valuation allowance for our deferred tax asset. Each item is highly susceptible to change from period to period and requires us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in our financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which would negatively affect our operating results and financial condition.

Allowance for Loan Losses. The amount of the allowance for loan losses reflects our judgment as to the estimated credit losses that may result from defaults in our loan portfolio. The allowance is established through a loan loss provision charged to expense. Loans are charged off against the allowance when we believe that of any portion of the outstanding principal amount of the loan will not be collected and is confirmed as a loss. Subsequent recoveries of previous chargeoffs are added back to the allowance. We evaluate the adequacy of the allowance at least quarterly or more frequently when necessary. This evaluation is inherently subjective as it requires us to make estimates that are susceptible to significant revision as more information becomes available to us. The allowance for loan losses consists of a general and specific component as follows.

General Component. The general component of the allowance relates to our loans that are not impaired and it is based on a number of factors that begin with our actual historical loan loss experience by major loan category expressed as a percentage of outstanding loans. In determining this historical loss rate, we review our charge off history generally over a 5 year look-back period. This history excludes losses that arose from a bulk sale in May 2010, which comprised the sale of a large number of our problem assets at sales prices substantially below their appraised values. The assets were sold substantially below their then net carrying values as we were required to expedite the reduction of these assets during a time when the financial markets were volatile and real property values were depressed. We believe the losses from the bulk sale were not indicative of the ultimate losses that may have occurred had the assets been resolved on an individual basis, over time and not on a steeply discounted basis. A transaction, such as this one, that is unusual and deemed not reflective of normal charge-off history can be excluded from an historical analysis. Because our actual loss experience by itself may not adequately predict the level of losses inherent in the current portfolio, we then also review other qualitative factors to determine if our historical loss rate should be increased or decreased based upon a review of those factors. Our evaluation considers the following qualitative factors and such discussion should be read in conjunction with the section “Lending Activities” in Item 1 “Business” of this report.

(i) Size of our loans. Our loan portfolio has many individual loans with large principal balances, which increases the risk profile of the portfolio because the default of a large loan may have a greater negative impact on our lending losses.

(ii) Concentrations of our loans. Our loan portfolio is concentrated in loans secured by commercial and multifamily real estate, including some properties that are vacant or substantially vacant and vacant land, all of which are generally considered to have more credit risk than traditional 1-4 family residential lending. The properties that collateralize our loans are also concentrated in two states, New York and Florida, and many are also located in geographical areas that are considered secondary and tertiary markets, and/or are being revitalized or redeveloped, which areas are negatively impacted to a greater degree in an economic downturn. These concentrations increase the risk profile of our loan portfolio.

(iii) Changes in the quality of our review of specific problem loans, including loans on nonaccrual status, and estimates of fair value of the underlying properties. We consider the effectiveness of our internal procedures for monitoring loans and how they may impact our historical loss rate. When a loan experiences payment problems, an internal review is initiated to re-evaluate the loan’s internal credit rating. We also engage an independent third party to perform quarterly reviews of the entire loan portfolio, which includes all problem loans. Our loans are downgraded or upgraded based on known facts and circumstances at the time of review, which includes the review of rent rolls, financial statements and strength of borrower’s repayment sources and a physical inspection and a determination of the estimated fair value of the collateral property. We also take into consideration the nature and extent of personal guarantees and global cash flow analysis in determining credit ratings for our loans.

We estimate the fair value of the properties that collateralize our loans based on a variety of information, including third party appraisals and our management’s judgment of other factors. Our internal policy is to obtain externally prepared appraisals (or in limited cases indications of value from licensed appraisers or local real estate brokers) as follows: for all impaired loans; for restructured or renewed loans; upon classification or downgrade of a loan; upon accepting a deed in lieu of foreclosure; upon transfer of a loan to foreclosed real estate; and at least annually thereafter for all of our substandard rated loans and real estate owned through foreclosure. In addition to obtaining appraisals, we also consider the knowledge and experience of our two senior lending officers related to values of properties in our geographical market areas. They take into account various information, including: local and national real estate market data provided by third parties; the consideration of the type, condition, location and occupancy of the specific collateral property as well as the current economic conditions and demand for the specific property in the area the property is located in assessing our internal estimates of fair value. Additionally, we require that all third-party appraisals we receive be reviewed by a different external appraiser for reasonableness. We believe all the above steps are effective and help mitigate the risk profile of our loan portfolio.

(iv) Changes in the volume of our past due loans, nonaccrual loans and adversely classified assets. We continually monitor our level of such assets to determine trends and/or other issues that may impact the risk profile of the loan portfolio. Since 2010, the amount of and volume of new problem assets has declined significantly. When adjusting our historical loss experience, we consider the results of the above analysis.

(v) Adverse situations which may affect our borrowers’ ability to repay. All problem loans are reviewed individually based on the facts and circumstances known to us at that time. An assessment is made as to whether there are specific issues unique to each loan or borrower that caused the problem or whether such issues identified are generic/systemic to the entire or a large portion of the loan portfolio and as such increase the risk profile of the loan portfolio. When adjusting our historical loss experience, we consider the results of the above assessments.

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

(vii) Changes to our lending policies and procedures, underwriting standards, risk selection (loan volumes and loan terms) and to our collection, loan chargeoff and recovery practices. We continually review our lending policies, procedures and practices and take into account their effectiveness. Among other things, we have: detailed policy guidelines for acceptable debt service coverage ratios based on the length of amortization periods; detailed requirements for personal guarantees; a formal credit approval process; a loan presentation format for the Loan Committee to clearly identify any policy exceptions; reports to identify concentration risks and track a loan’s financial or performance data; a troubled debt loan restructuring (TDR) policy for identifying borrowers experiencing financial difficulties; a loan credit grading policy and appraisal requirement policy, including timeframes for ordering new appraisals; and a formal third-party review process for all appraisals. We believe all of the above steps are effective and help mitigate the risk profile of our loan portfolio.

(viii) Changes in the experience, ability and depth of our lending management and other relevant staff. INB’s Chief Credit Officer has 25 years of experience and reviews the assignment of credit ratings for all of our loans. He also attends all loan committee meetings and provides his input. We have loan relationship managers who are dedicated to monitoring our loans. The above coupled with the substantial experience of our two senior lending officers (our Chairman and INB’s President) in commercial and multifamily real estate lending have had a positive effect on this qualitative factor. We also believe there is substantial experience on our lending and underwriting staff and on our Loan Committee, which also helps mitigate the risk profile of our loan portfolio.

Specific Component - This portion of the allowance relates to loans that are impaired. A loan is normally deemed impaired when, based upon current information or events known to us, it is probable that we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. We consider a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and/or interest payments other than minimal delays or shortfalls in payments, and (iii) other information known by us that would indicate the full repayment of principal and interest is not probable. We generally consider delinquencies of 60 days or less to be minimal delays, and accordingly do not consider such delinquent loans to be impaired in the absence of other indications.

Our impaired loans normally consist of loans on nonaccrual status and those classified as TDRs. Generally, impairment for all of our impaired loans is calculated on a loan-by-loan basis using either the estimated fair value of the loan’s collateral less estimated selling costs (for collateral dependent loans) or the present value of the loan’s cash flows (for non-collateral dependent loans). Any calculated impairment is recognized as a valuation allowance within the overall allowance for loan losses and a charge through the provision for loan losses. We may charge off any portion of the impaired loan with a corresponding decrease to the valuation allowance when such impairment is confirmed as a loss. The net carrying amount of an impaired loan (net of the valuation allowance) does not at any time exceed our recorded investment in the loan.

Valuation Allowance for Real Estate Losses. We maintain a valuation allowance for real estate we acquired through foreclosure (“REO”). We estimate the fair value of REO in the same manner as impaired loans. We periodically adjust the carrying values of REO to reflect any decreases in their estimated fair values resulting from changing market conditions through an increase to the valuation allowance and a charge to the provision for real estate losses.

Summary. We believe, based on information known to us as of the date of calculation that the level of our allowance for loan losses and valuation allowance for real estate losses was adequate to cover estimated losses in our loan and REO portfolios. Although we believe we use the best information available to make determinations with respect to these allowances, future adjustments to one or both allowances may be necessary if facts and circumstances differ from those previously assumed in their determination. Additionally, our regulators, as an integral part of their examination process, periodically review both of these allowances based on the regulators’ judgment concerning information available to them during their examination process as well as other factors they utilize for all banks. Accordingly, they may require us to take certain chargeoffs and/or recognize additions to the allowances based on their judgments.

Other Than Temporary Impairment Charges on Security Investments. For a discussion of the factors and estimates used in assessing for and computing other than temporary impairment charges on our security investments, see notes 1 and 2 to the financial statements in this report.

Valuation Allowance for Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. We need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable change. Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

For a summary of our other significant accounting policies, see note 1 to the financial statements in this report.

Overview of Our Financial Results

•	Our net earnings available to common stockholders increased to $13.4 million or $0.61 per share in 2013, from $10.4 million or $0.48 per share in 2012 and $9.5 million or $0.45 per share in 2011.

•	Our net interest and dividend income decreased to $36.5 million in 2013, from $39.2 million in 2012 and $42.3 million in 2011.

•	Our net interest margin increased to 2.39% in 2013, from 2.29% in 2012 and 2.18% in 2011.

•	We recorded a credit for loan losses of $0.5 million in 2013, compared to no credit or provision for loan losses in 2012 and a $5.0 million provision for loan losses in 2011.

•	Our noninterest income (which includes loan prepayment income and is significant to the total) decreased to $4.9 million in 2013, from $6.2 million in 2012 and $4.3 million in 2011.

•	Our provision for real estate losses decreased to $1.1 million in 2013, from $4.1 million in 2012 and $3.3 million in 2011.

•	Our real estate expenses, net of rental and other income, totaled $2.1 million in 2012 and $1.6 million in 2011. For 2013, REO activities produced net income of $0.8 million.

•	Our operating expenses amounted to $15.6 million in 2013, compared to $16.7 million in 2012 and $15.9 million in 2011.

•

Our efficiency ratio (which measures our ability to control our expenses as a percentage of our revenues) continued to be favorable but increased slightly to 38% for 2013, from 37% for 2012 and 34% for 2011.

•	Our income tax expense increased to $11.7 million in 2013, from $10.3 million in 2012 and $9.5 million in 2011.

•	Preferred dividend requirements decreased to $1.1 million in 2013, from $1.8 million in 2012 and $1.7 million in 2011.

•	Our total assets decreased to $1.57 billion at December 31, 2013, from $1.67 billion at December 31, 2012 and $1.97 billion at December 31, 2011.

•	Our total loans, net of deferred fees, amounted to $1.13 billion at December 31, 2013, compared to $1.11 billion at December 31, 2012 and $1.16 billion at December 31, 2011.

•	New loan originations increased to $303 million in 2013, from $242 million in 2012 and $82 million in 2011.

•	Our loans on nonaccrual status decreased to $36 million at December 31, 2013, from $46 million at December 31, 2012 and $57 million at December 31, 2011.

•	REO decreased to $11 million at December 31, 2013, from $16 million at December 31, 2012 and $28 million at December 31, 2011.

•	Our total deposits decreased to $1.28 billion at December 31, 2013, from $1.36 billion at December 31, 2012 and $1.66 billion at December 31, 2011.

•	Our book value per common share increased to $8.99 at December 31, 2013, from $8.44 at December 31, 2012 and $8.07 at December 31, 2011.

Other Developments During 2013

On March 21, 2013, INB’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), terminated its Formal Agreement with INB. As of that date, INB was no longer subject to the operating restrictions required by that agreement or to the OCC’s heightened regulatory capital requirements (which had been imposed on INB since February 2010). As of December 31, 2013, IBC remained subject to its own written agreement with the Federal Reserve Bank of New York (the “FRB”) and the operating restrictions contained therein, which are discussed in the section “Supervision and Regulation” in this report.

On June 24, 2013, IBC completed the repurchase of 6,250 shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Preferred Stock”) from the U.S. Department of the Treasury (the “Treasury”) pursuant to a modified Dutch auction conducted by the Treasury. IBC purchased the shares for an aggregate purchase price of $7.3 million, representing a price of $970.00 per share plus $1.2 million in accumulated and unpaid dividends through the auction closing date. Pursuant to the auction, the Treasury sold all 25,000 shares of Preferred Stock held by it as a result of IBC’s participation in the TARP Capital Purchase Program. The remaining 18,750 shares not purchased by IBC were purchased by unrelated third parties. Upon completion of the auction, IBC ceased to be subject to Treasury’s regulations concerning executive compensation and corporate governance.

On August 15, 2013, IBC redeemed the remaining 18,750 shares of Preferred Stock for an aggregate purchase price of $22.6 million, which represented the stated liquidation value of $1,000 per share plus $3.9 million of accumulated and unpaid dividends through the redemption date.

IBC obtained all necessary regulatory approvals to complete the repurchase and redemption, and retired all repurchased shares. As of December 31, 2013, the Treasury continued to hold a warrant to purchase 691,882 shares of IBC’s common stock at an exercise price of $5.42 per share.

In the first and second quarters of 2013, INB entered into settlement agreements with respect to certain litigation INB had pursued in connection with foreclosure actions it had commenced in 2010 on several of its loans. INB commenced the actions to collect, in one case, insurance proceeds, which it contended had been improperly paid to various third parties, and in another case, damages due to alleged legal malpractice when the loan was originated. As a result of these settlements, INB received net proceeds totaling $2.7 million and $0.1 million in the first and second quarters of 2013, respectively, which were recorded as $1.2 million of recoveries of prior loan charge offs and $1.6 million of recoveries of prior real estate expenses associated with two loans and underlying collateral property. These transactions contributed to the improvement in our net earnings in 2013.

In December 2013, in anticipation of the requirements of the “Volcker Rule” of the Dodd-Frank Act, INB transferred to available for sale and subsequently sold all (or $2.6 million of the then carrying value) of its investments in corporate TRUPs (which were non-investment grade and other than temporarily impaired by varying degrees since 2008) for a net gain of $1.5 million, which also contributed the improvement in our net earnings in 2013.

Comparison of Financial Condition at December 31, 2013 and 2012

General

Total assets at December 31, 2013 decreased to $1.57 billion from $1.67 billion at December 31, 2012, reflecting decreases of $60 million in security investments and $36 million in cash and short-term investments.

Cash and Cash Equivalents

Cash and cash equivalents decreased to $25 million at December 31, 2013 from $60 million at December 31, 2012. They include interest-bearing and noninterest-bearing cash balances with banks and other short-term investments. The level of cash and cash equivalents fluctuates based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. See the section “Liquidity and Capital Resources” in this report for a discussion of our liquidity and funding commitments.

Time Deposits with Banks

Time deposits with banks increased to $5.4 million at December 31, 2013 from $5.2 million at December 31, 2012. These deposits had a weighted-average yield of 1.12% and remaining maturity of 1.7 years as December 31, 2013.

Securities Available for Sale

At December 31, 2013 and 2012, we had securities available for sale with a carrying value of approximately $1.0 million. The investment represented approximately 91,700 and 90,000 shares, respectively, of an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Securities Held to Maturity

Securities held to maturity decreased to $384 million at December 31, 2013 from $444 million at December 31, 2012, reflecting calls of securities exceeding new purchases. Securities are classified as held to maturity (“HTM”) and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity. See note 2 to the financial statements included in this report and the discussion under the caption entitled “Security Investment Activities” in Item 1 “Business” of this report for information on the HTM portfolio.

Investments in Federal Reserve Bank of New York and Federal Home Loan Bank of New York Stock

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $2.3 million, respectively, at December 31, 2013. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net of Unearned Fees

Loans receivable, net of unearned fees, amounted to $1.13 billion at December 31, 2013, compared to $1.11 billion at December 31, 2012. The $20 million increase in loans receivable reflected $302.7 million of new loans and $2.2 million of recoveries of prior charge offs, largely offset by $243.8 million of payoffs, $35.7 million of amortization, $1.9 million of chargeoffs and a $3.0 million transfer to REO. New originations were comprised of $204 million of commercial real estate loans, $59 million of multifamily loans and $36 million of loans secured by investor owned 1-4 family condominiums. New loans in 2013 had a weighted-average rate, term and loan-to-value ratio of 4.53%, 6.8 years and 60%, respectively, compared to 4.87%, 5.8 years and 56%, respectively, for new loans in 2012. Nearly all of the new loans in both periods had fixed interest rates. Loans paid off in 2013 and 2012 had a weighted-average rate of 5.85% and 6.15%, respectively. At December 31, 2013, the loan portfolio was comprised 75% of loans secured by commercial real estate, 19% secured by multifamily properties and 6% by investor owned 1-4 family condominiums. For additional information on and discussion of our loan portfolio, including a discussion of our recent lending trends, see the section entitled “Lending Activities” in Item 1 “Business” and note 3 to the financial statements in this report.

Impaired Loans

Our impaired loans at December 31, 2013 amounted to $57 million, compared to $66 million at December 31, 2012. At December 31, 2013, impaired loans were comprised of 6 nonaccrual loans totaling $35.9 million, one accruing loan of $7.8 million and 6 loans classified as accruing troubled debt restructured loans or “TDRs” totaling $13.4 million. At December 31, 2012, impaired loans consisted of 14 nonaccrual loans totaling $45.9 million and 9 accruing TDRs totaling $20.1 million.

The allowance for loan losses (discussed below) included specific reserves for our impaired loans denoted above at each date (totaling $6.1 million and $5.9 million, respectively). At December 31, 2013, with respect to all of our impaired loans, we had obtained current appraisals of the underlying collateral as follows: 1% dated within the preceding 3 months; 23% dated within the preceding 4-6 months; 20% dated within the preceding 7-9 months; 46% dated within the preceding 10-12 months; and 10% dated over 12 months prior, which was due to one appraisal (for a $5.3 million impaired substandard loan) that was ordered in December 2013 and was not received until February 2014. Our policy is to obtain externally prepared appraisals for all of our substandard-rated impaired loans at least annually.

For additional information on and discussion of our impaired loans see the section entitled “Asset Quality” in Item 1 “Business” and note 3 to the financial statements in this report.

Allowance for Loan Losses

The allowance for loan losses was $27.8 million, or 2.47% of total loans, at December 31, 2013, compared to $28.1 million, or 2.54%, at December 31, 2012. The net decrease in the allowance of $0.3 million was due to $2.2 million of cash recoveries of prior chargeoffs and a $0.5 million credit for loan losses, largely offset by $1.9 million of chargeoffs. The need for a provision or credit for loan losses is based on our quarterly reviews of the adequacy of the allowance for loan losses, which took into consideration, among other factors, the change in our total loans outstanding, recoveries of prior loan charge offs, the quantity and specific review of our substandard loans outstanding, and any credit rating upgrades and downgrades in the loan portfolio.

The charge offs for 2013 were primarily comprised of $1.7 million associated with one nonaccrual loan based on management’s judgment that the estimated market value of the underlying collateral property may not be adequate to support the ultimate collection of the entire principal balance of the loan.

This loan, which is on a retail property located in Waterbury, Connecticut, had an unpaid principal balance of $4.4 million and a net carrying value of $2.7 million (after the partial charge off) as of December 31, 2013. The borrower continues to make monthly payments on this loan and interest income is being recognized on a cash basis. The remaining chargeoffs of $0.2 million were comprised of $0.1 million associated with a loan transferred to foreclosed real estate and $0.1 million related to one TDR loan that was paid off at a discount to carrying value.

For additional information on and discussion of the allowance for loan losses, see the caption entitled “Allowance for Loan Losses” in Item 1 “Business” and note 4 to the financial statements in this report. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies.”

Foreclosed Real Estate or REO

REO, net of a valuation allowance, decreased to $10.7 million at December 31, 2013, from $15.9 million at December 31, 2012. For additional information on and discussion of REO, see the section entitled “Asset Quality” in Item 1 “Business” and note 6 to the financial statements in this report.

All Other Assets

The following table sets forth a list of our other assets:

	At December 31,
($ in thousands)	2013	2012
Accrued interest receivable	$4,861	$5,191
Loan fees receivable	2,298	3,108
Income tax receivable	1,165	405
Premises and equipment, net	4,056	3,878
Deferred income tax asset	18,362	29,234
Deferred debenture offering costs, net	742	779
Investment in unconsolidated subsidiaries	1,702	1,702
Deferred issuance costs from brokered CDs	430	269
Prepaid deposit insurance assessments	21	6,116
All other	585	1,331

	$34,222	$52,013

Accrued interest receivable fluctuates based on the level of interest-earning assets and the timing of interest payments received.

Loan fees receivable are fees due to us in accordance with the terms of our mortgage loans. Such amounts are generally due upon the full repayment of the loan. These fees are recorded as deferred income at the time a loan is originated and is then amortized to interest income over the life of the loan as a yield adjustment. The decrease was due to payments exceeding fees charged on new loan originations.

Premises and equipment increased as new purchases exceeded normal depreciation and amortization for the year.

The deferred income tax asset relates to the unrealized benefit for net temporary differences between our financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future income tax deductions. Such items are normally comprised of the allowance for loan losses, valuation allowance for real estate losses and capitalized real estate expenses, all of which will become tax deductible when actual chargeoffs are incurred, and our net operating loss carryforward that can be used to offset future taxable income. The decrease in the deferred tax asset was primarily attributable to the utilization in 2013 of a large portion of our net operating loss carryforward. See note 14 to the financial statements in this report for further information on the deferred tax asset.

Deferred debenture offering costs consist primarily of underwriters’ commissions and are amortized over the terms of the debentures. The net decrease was due to normal amortization.

The investment in unconsolidated subsidiaries consists of IBC’s equity investment in its wholly owned business trusts, Intervest Statutory Trust II, III, IV and V.

Deferred issuance costs from brokered deposits increased due to new issuances, partially offset by amortization. These costs are being amortized to interest expense over the life of the deposits.

Prepaid deposit insurance assessments decreased due to a cash refund from the FDIC of unused premiums. In December 31, 2009, all insured depository institutions were required to prepay three years of estimated premiums in order to recapitalize the Deposit Insurance Fund. INB prepaid a total of $15.8 million of premiums which was recorded as a prepaid asset and was charged to expense accordingly during the periods to which it related (based on actual premiums assessed by the FDIC). The remaining unused premium was refunded to all depository institutions in June 2013 and INB received its unused portion of $5.6 million on June 28, 2013.

Deposits

Total deposits at December 31, 2013 decreased to $1.28 billion from $1.36 billion at December 31, 2012, primarily reflecting decreases of $55 million in certificate of deposit accounts (CDs) and $28 million in money market deposit accounts. At December 31, 2013, CDs totaled $882 million, and checking, savings and money market accounts aggregated to $400 million. The same categories of deposit accounts totaled $937 million and $426 million, respectively, at December 31, 2012. CDs represented 69% of total deposits at December 31, 2013 and 2012. At December 31, 2013 and 2012, CDs included $91 million and $78 million of brokered deposits, respectively. For additional information on and discussion of deposits, see the sections entitled “Sources of Funds” in Item 1 and “Liquidity and Capital Resources” in Item 7 and of this report.

Borrowed Funds and Related Interest Payable

Borrowed funds and related accrued interest payable decreased to $57.6 million at December 31, 2013 from $62.9 million at December 31, 2012, reflecting the payment, in the second quarter of 2013, of accrued interest payable. For additional information on and discussion of borrowed funds, see notes 8 through 10 to the financial statements in this report, as well as the sections entitled “Sources of Funds” in Item 1 and “Liquidity and Capital Resources” in Item 7 of this report.

All Other Liabilities

The following table sets forth the composition of our other liabilities:

	At December 31,
($ in thousands)	2013	2012
Accrued interest payable on deposits	$1,508	2,379
Mortgage escrow funds payable	18,879	17,743
Official checks outstanding	7,335	7,003
All other liabilities	3,281	2,171

	$31,003	$29,296

Accrued interest payable on deposits fluctuates based on total deposits and the timing of interest payments. The decrease was due to a lower level of deposits. Mortgage escrow funds payable fluctuate based on the level of loans outstanding and other factors and represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties when due. Official checks outstanding represent checks issued by INB in the normal course of business which fluctuate based on banking activity. All other liabilities are comprised mainly of accrued expenses as well as fees received in connection with loan commitments that have not yet been funded.

Stockholders’ Equity

Stockholders’ equity decreased to $197 million at December 31, 2013 from $211 million at December 31, 2012, reflecting primarily the repurchase of Preferred Stock and payment of $5.1 million of accumulated preferred dividends, partially offset by earnings (before preferred dividend requirements) of $14.5 million. See notes 10 and 11 to the financial statements in this report for a further discussion.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012.

Selected information regarding our results of operations follows:

	For the Year Ended December 31,
($ in thousands)	2013	2012	Change
Interest and dividend income	$63,616	$77,284	$(13,668)
Interest expense	27,110	38,067	(10,957)

Net interest and dividend income	36,506	39,217	(2,711)
Credit for loan losses	(550)	—	(550)
Noninterest income	4,946	6,194	(1,248)
Noninterest expenses:
Provision for real estate losses	1,105	4,068	(2,963)
Real estate activities (income) expense, net	(836)	2,146	(2,982)
Operating expenses	15,584	16,668	(1,084)

Earnings before provision for income taxes	26,149	22,529	3,620
Provision for income taxes	11,655	10,307	1,348

Net earnings	14,494	12,222	2,272
Preferred dividend requirements and discount amortization (1)	(1,057)	(1,801)	744

Net earnings available to common stockholders	$13,437	$10,421	$3,016

Diluted earnings per common share	$0.61	$0.48	$0.13

(1)	See note 10 to the financial statements in this report.

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

Net interest and dividend income decreased to $36.5 million in 2013 from $39.2 million in 2012. The $2.7 million decrease reflected a smaller average balance sheet, partially offset by an improved net interest margin. The smaller balance sheet contributed to a significant increase in INB’s regulatory capital ratios (prior to a total of $31 million of cash dividends paid by INB to IBC in June and August 2013 to fund the repurchase and redemption of IBC’s preferred stock), but negatively impacted our total net interest and dividend income.

In 2013, our total average interest-earning assets decreased by $187 million from 2012, reflecting decreases of $57 million in average loans and $130 million in average total securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $223 million and $9 million, respectively, while our average stockholders’ equity increased by $2 million. We also had a $47 million decrease in average noninterest-earning assets in 2013 (comprised mainly of cash on hand), which was used to partially fund the net decrease in interest-bearing liabilities.

Our net interest margin improved to 2.39% in 2013 from 2.29% in 2012. The margin benefited from a higher ratio of interest-earning assets to interest-bearing liabilities (or a $44 million increase in net interest-earning assets) and a 6 basis point increase in our interest rate spread. The higher interest rate spread was due to lower rates paid on deposits and the run off of higher-cost maturing CDs and borrowings, largely offset by payoffs of higher yielding loans and calls of higher yielding security investments, coupled with the re-investment of a large portion of these cash inflows into new loans and securities at lower market interest rates.

Overall, our average cost of funds decreased by 40 basis points to 2.00% in 2013, from 2.40% in 2012, while our average yield on interest-earning assets decreased at a slower pace or by 34 basis points to 4.17% in 2013, from 4.51% in 2012.

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

	For the Year Ended December 31,
	2013				2012
	Average		Interest	Yield/	Average		Interest	Yield/
($ in thousands)	Balance		Inc./Exp.	Rate	Balance		Inc./Exp.	Rate
Interest-earning assets:
Commercial real estate loans	$817,323		$44,656	5.46%	$865,576		$52,784	6.10%
Multifamily loans	205,610		10,452	5.08	246,537		14,610	5.93
1-4 family loans	61,300		3,506	5.72	26,021		1,524	5.86
Land loans	6,588		386	5.86	9,706		666	6.86
All other loans	1,408		74	5.26	1,849		95	5.14

Total loans (1)	1,092,229		59,074	5.42	1,149,689		69,679	6.06

U.S. government agencies securities	333,008		2,977	0.89	480,919		6,272	1.30
Residential mortgage-backed securities	77,763		996	1.28	61,630		738	1.20
State and municipal securities (1)	532		7	1.32	312		4	1.28
Corporate securities (1)	3,016		22	0.73	4,243		52	1.23
Mutual funds and other equity securities	1,011		21	2.08	38		1	2.63
FRB and FHLB stock	8,228		450	5.47	8,635		492	5.70

Total securities	423,558		4,473	1.06	555,777		7,559	1.36

Other interest-earning assets	10,972		69	0.63	8,273		46	0.56

Total interest-earning assets	1,526,759		$63,616	4.17%	1,713,739		$77,284	4.51%

Noninterest-earning assets	78,676				125,988

Total assets	$1,605,435				$1,839,727

Interest-bearing liabilities:
Interest checking deposits	$15,753		$65	0.41%	$13,032		$65	0.50%
Savings deposits	9,725		29	0.30	9,294		34	0.37
Money market deposits	376,468		1,530	0.41	424,949		2,142	0.50
Certificates of deposit	898,052		23,806	2.65	1,075,350		33,590	3.12

Total deposit accounts	1,299,998		25,430	1.96	1,522,625		35,831	2.35

FHLB advances	295		1	0.34	9,087		388	4.27
Debentures - capital securities	56,702		1,679	2.96	56,702		1,848	3.26

Total borrowed funds	56,997		1,680	2.95	65,789		2,236	3.40

Total interest-bearing liabilities	1,356,995		27,110	2.00%	1,588,414		38,067	2.40%

Noninterest-bearing deposits	5,096				4,503
Noninterest-bearing liabilities	37,709				43,163
Preferred stockholder’s equity	14,457				24,419
Common stockholders’ equity	191,178				179,228

Total liabilities and stockholders’ equity	$1,605,435				$1,839,727

Net interest and dividend income/spread			$36,506	2.17%			$39,217	2.11%

Net interest-earning assets/margin (2)	$169,764			2.39%	$125,325			2.29%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.13	x			1.08	x

Return on average assets	0.90%				0.66%
Return on average common equity	7.58%				6.82%
Noninterest expenses to average assets (3)	0.97%				0.91%
Efficiency ratio (4)	38%				37%
Average stockholders’ equity to average assets	12.81%				11.07%

(1)

Includes average nonaccrual loans of $40 million in 2013 and $52 million in 2012. Interest not recorded on such loans totaled $0.1 million in 2013 and $0.6 million in 2012. Total loan fees, net of direct origination costs, amortized and included in interest income amounted to $1.6 million in 2013 and $2.2 million in 2012. Interest income on corporate securities was recognized on a cash basis as described in note 2 to the financial statements in this report. Income from state and municipal securities was taxable.

(2)

Net interest margin is reported exclusive of income from loan prepayments, which is reported as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.56% and 2.59% for 2013 and 2012, respectively.

(3)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities (income) expenses, net.
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

	For the Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(7,767)	$(3,540)	$702	$(10,605)
Securities	(1,965)	(1,713)	592	(3,086)
Other interest-earning assets	6	15	2	23

Total interest-earning assets	(9,726)	(5,238)	1,296	(13,668)

Interest-bearing liabilities:
Interest checking deposits	(12)	14	(2)	—
Savings deposits	(7)	2	—	(5)
Money market deposits	(382)	(242)	12	(612)
Certificates of deposit	(5,054)	(5,532)	802	(9,784)

Total deposit accounts	(5,455)	(5,758)	812	(10,401)

FHLB advances	(357)	(375)	345	(387)
Debentures - capital securities	(170)	—	1	(169)

Total borrowed funds	(527)	(375)	346	(556)

Total interest-bearing liabilities	(5,982)	(6,133)	1,158	(10,957)

Net change in interest and dividend income	$(3,744)	$895	$138	$(2,711)

Provision for Loan Losses

We determine on a quarterly basis the need for a provision or (credit) for loan losses based on our review of the adequacy of the allowance for loan losses. A more detailed discussion of the factors and estimates we use in determining the adequacy of the allowance for loan losses can be found under the caption “Critical Accounting Policies” in this report.

For 2013, our reviews resulted in a net credit for loan losses of $0.5 million, compared to no credit or provision for loan losses in 2012. The credit for 2013 was primarily a function of $2.2 million of cash recoveries of prior charge offs exceeding current charge offs of $1.9 million and the positive impact of an improvement in the qualitative factors we use in the determination of the general component of the allowance for loan losses, partially offset by the impact of an increase in our loan portfolio during 2013 (which generally requires the need to increase the allowance). See note 16 to the financial statements in this report for a detailed discussion of the above recoveries.

Noninterest Income

Noninterest income decreased by $1.3 million to $4.9 million in 2013 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2013	2012
Customer service fees	$372	$473
Income from mortgage lending activities and all other fees (1)	1,467	1,169
Income from the early repayment of mortgage loans (2)	2,590	5,134
Gain on sale of securities available for sale	1,481	—
Impairment writedowns on investments securities (3)	(964)	(582)

	$4,946	$6,194

(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of other than temporary impairment charges on trust preferred security investments (which are discussed in more detail in note 2 to the financial statements in this report).

The decrease in noninterest income was primarily due to a $2.2 million net decrease in total income from loan prepayments and other lending fees, and a $0.4 million increase in security impairment charges, partially offset by a $1.5 million gain from the sale of impaired investment securities. See note 2 to the financial statements in this report for a discussion of the above gain and impairment charges. At December 31, 2013, we had no securities considered impaired.

Noninterest Expenses

The provision for real estate losses decreased to $1.1 million in 2013, from $4.1 million in 2012. The provisions are a result of our periodic review of the estimated market values of the properties we own through foreclosure, which required a lower level of provisions in 2013. The provisions for each year were a function of lower estimated values on several properties owned during the reporting periods. See the section entitled “Asset Quality” in Item 1 “Business” of this report for a list of real estate owned and their related net carrying values.

Real estate activities (income) expense, net amounted to ($0.8) million of net income in 2013, compared to $2.1 million of net expense in 2012. This category comprises expenses (net of rental and other income generated from the property) such as real estate taxes, insurance, utilities and other charges, required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans. The net income for 2013 was largely due to $0.9 million of gains from the sale of four properties and $1.6 million of cash recoveries of expenses associated with previously owned properties. Exclusive of these income items, net expenses would have been $1.7 million in 2013, or $0.4 million less as compared to 2012 due to a lower level of real estate owned.

Operating expenses are summarized as follows:

	For the Year Ended December 31,		Change
($ in thousands)	2013	2012
Salaries and employee benefits	$7,458	$7,122	$336
Stock compensation expense for employees and directors	823	1,194	(371)
Occupancy and equipment, net	2,184	2,059	125
FDIC insurance	1,451	2,352	(901)
Professional fees and services	1,407	1,576	(169)
General insurance	618	579	39
Data processing	355	370	(15)
Director and committee fees	353	413	(60)
Stationery, printing, supplies, postage and delivery	287	266	21
Loss on early extinguishment of debt	—	177	(177)
All other expenses	648	560	88

	$15,584	$16,668	$(1,084)

Salaries and employee benefits increased primarily due to normal salary increases and cost of increased staff ($0.5 million) and a higher cost of employee benefits ($0.1 million), partially offset by a higher level of direct fee income ($0.2 million) from increased loan origination volume. Direct fee income offsets our direct loan origination costs, which include only that portion of our payroll costs, including fringe benefits, directly related to time spent performing the necessary activities to originate a specific loan. We employed 81 people at December 31, 2013 versus 78 at December 31, 2012. Our efficiency ratio, which is a measure of our ability to control expenses, was 38% for 2013, compared to 37% for 2012.

Stock compensation expense decreased primarily due to the impact of a stock award made in January 2012 to our non-employee directors which had a one-year vesting period and therefore had a greater impact on expense in 2012 versus the stock award made in 2013, which had a three-year vesting period. For additional information on our outstanding equity awards, see note 13 to the financial statements in this report as well as the “Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011”.

Occupancy and equipment expense increased due to a higher level of rent expense for our Rockefeller center office. Professional fees and services expense decreased primarily due to a lower level of OCC regulatory assessment fees resulting from an improved regulatory risk rating in 2013. FDIC insurance expense decreased due to a smaller balance sheet and an improved FDIC risk assessment rating in 2013. The loss on early extinguishment of debt in 2012 represented a prepayment penalty associated with the early retirement of FHLB advances totaling to $7.0 million (repaid with cash on hand prior to their stated maturity).

Provision for Income Taxes

We recorded a provision for income tax expense of $11.7 million on pre-tax income of $26.1 million in 2013, compared to a provision of $10.3 million on pre-tax income of $22.5 million in 2012. Our effective tax rate (inclusive of state and local taxes) was 45% in 2013 and 46% in 2012.

The provision for income tax expense reflected the partial utilization of our deferred tax asset. For additional information on our deferred tax asset, see note 14 to the financial statements in this report.

Preferred Dividend Requirements and Discount Amortization

The decrease in this line item reflected the repurchase and redemption of IBC’s Preferred Stock during June and August of 2013. These shares were retired during 2013.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011.

Selected information regarding our results of operations follows:

	For the Year Ended December 31
($ in thousands)	2012	2011	Change
Interest and dividend income	$77,284	$92,837	$(15,553)
Interest expense	38,067	50,540	(12,473)

Net interest and dividend income	39,217	42,297	(3,080)
Provision for loan losses	—	5,018	(5,018)
Noninterest income	6,194	4,308	1,886
Noninterest expenses:
Provision for real estate losses	4,068	3,349	719
Real estate activities expense, net	2,146	1,619	527
Operating expenses	16,668	15,861	807

Earnings before provision for income taxes	22,529	20,758	1,771
Provision for income taxes	10,307	9,512	795

Net earnings	12,222	11,246	976
Preferred dividend requirements and discount amortization (1)	(1,801)	(1,730)	(71)

Net earnings available to common stockholders	$10,421	$9,516	$905

Diluted earnings per common share	$0.48	$0.45	$0.03

(1)	See note 10 to the financial statements in this report.

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

Our net interest and dividend income decreased to $39.2 million in 2012 from $42.3 million in 2011. The $3.1 million decrease largely reflected a planned reduction in the size of INB’s balance sheet. In 2012, our total average interest-earning assets decreased by $222 million from 2011, reflecting decreases of $109 million in average loans and $113 million in average total securities and overnight investments. At the same time, average deposits and borrowed funds decreased by $185 million and $12 million, respectively, while our average stockholders’ equity increased by $13 million. The reduction in the balance sheet positively impacted our regulatory capital ratios, but negatively impacted our total net interest and dividend income.

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

	For the Year Ended December 31,
	2012				2011
	Average		Interest	Yield/	Average		Interest	Yield/
($ in thousands)	Balance		Inc./Exp.	Rate	Balance		Inc./Exp.	Rate
Interest-earning assets:
Commercial real estate loans	$865,576		$52,784	6.10%	$905,082		$58,469	6.46%
Multifamily loans	246,537		14,610	5.93	333,478		21,425	6.42
1-4 family loans	26,021		1,524	5.86	6,336		381	6.01
Land loans	9,706		666	6.86	11,822		826	6.99
All other loans	1,849		95	5.14	1,736		84	4.84

Total loans (1)	1,149,689		69,679	6.06	1,258,454		81,185	6.45

U.S. government agencies securities	480,919		6,272	1.30	651,602		11,046	1.70
Residential mortgage-backed securities	61,630		738	1.20	—		—	—
State and municipal securities	312		4	1.28	—		—	—
Corporate securities (1)	4,243		52	1.23	4,478		48	1.07
Mutual funds and other equity securities (1)	38		1	2.63	—		—	—
FRB and FHLB stock	8,635		492	5.70	9,528		539	5.66

Total securities	555,777		7,559	1.36	665,608		11,633	1.75

Other interest-earning assets	8,273		46	0.56	11,806		19	0.16

Total interest-earning assets	1,713,739		$77,284	4.51%	1,935,868		$92,837	4.80%

Noninterest-earning assets	125,988				88,089

Total assets	$1,839,727				$2,023,957

Interest-bearing liabilities:
Interest checking deposits	$13,032		$65	0.50%	$10,381		$79	0.76%
Savings deposits	9,294		34	0.37	9,285		58	0.62
Money market deposits	424,949		2,142	0.50	432,729		3,669	0.85
Certificates of deposit	1,075,350		33,590	3.12	1,254,755		43,776	3.49

Total deposit accounts	1,522,625		35,831	2.35	1,707,150		47,582	2.79

FHLB advances	9,087		388	4.27	21,574		885	4.10
Debentures - capital securities	56,702		1,848	3.26	56,702		2,072	3.65
Mortgage note payable	—		—	—	22		1	4.55

Total borrowed funds	65,789		2,236	3.40	78,298		2,958	3.78

Total interest-bearing liabilities	1,588,414		38,067	2.40%	1,785,448		50,540	2.83%

Noninterest-bearing deposits	4,503				4,293
Noninterest-bearing liabilities	43,163				43,262
Preferred stockholder’s equity	24,419				24,041
Common stockholders’ equity	179,228				166,913

Total liabilities and stockholders’ equity	$1,839,727				$2,023,957

Net interest and dividend income/spread			$39,217	2.11%			$42,297	1.97%

Net interest-earning assets/margin (2)	$125,325			2.29%	$150,420			2.18%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.08	x			1.08	x

Return on average assets	0.66%				0.56%
Return on average common equity	6.82%				6.74%
Noninterest expenses to average assets (3)	0.91%				0.78%
Efficiency ratio (4)	37%				34%
Average stockholders’ equity to average assets	11.07%				9.43%

(1)

Includes average nonaccrual loans of $52 million in 2012 and $51 million in 2011. Interest not recorded on such loans totaled $0.6 million in 2012 and $0.8 million in 2011. Total loan fees, net of direct origination costs, amortized and included in interest income amounted to $2.2 million in 2012 and $2.8 million in 2011. Interest income on corporate securities was recognized on a cash basis as described in note 2 to the financial statements in this report. Income from state and municipal securities was taxable.

(2)

Net interest margin is reported exclusive of income from loan prepayments, which is reported as a component of noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.59% and 2.31% for 2012 and 2011, respectively.

(3)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities (income) expenses, net.
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

	For the Year Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(4,912)	$(7,094)	$500	$(11,506)
Securities	(2,595)	(2,956)	1,477	(4,074)
Other interest-earning assets	47	(6)	(14)	27

Total interest-earning assets	(7,460)	(10,056)	1,963	(15,553)

Interest-bearing liabilities:
Interest checking deposits	(27)	20	(7)	(14)
Savings deposits	(23)	—	(1)	(24)
Money market deposits	(1,515)	(66)	54	(1,527)
Certificates of deposit	(4,643)	(6,261)	718	(10,186)

Total deposit accounts	(6,208)	(6,307)	764	(11,751)

FHLB advances	37	(512)	(22)	(497)
Debentures - capital securities	(221)	—	(3)	(224)
Mortgage note payable	(1)	(1)	1	(1)

Total borrowed funds	(185)	(513)	(24)	(722)

Total interest-bearing liabilities	(6,393)	(6,820)	740	(12,473)

Net change in interest and dividend income	$(1,067)	$(3,236)	$1,223	$(3,080)

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

Noninterest Income

Noninterest income increased by $1.9 million to $6.2 million in 2012 and is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2012	2011
Customer service fees	$473	$441
Income from mortgage lending activities and all other fees (1)	1,169	1,552
Income from the early repayment of mortgage loans (2)	5,134	2,516
Impairment writedowns on investments securities (3)	(582)	(201)

	$6,194	$4,308

(1)	Consists mostly of fees from expired loan commitments and loan servicing, maintenance and inspection charges.
(2)	Consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.
(3)	Consists of other than temporary impairment charges on trust preferred security investments (which are discussed in more detail in note 2 to the financial statements in this report).

The increase in noninterest income was primarily due to a $2.6 million increase in loan prepayment income partially offset by a $0.4 million increase in security impairment charges.

Noninterest Expenses

The provision for real estate losses amounted to $4.1 million in 2012, compared to $3.3 million in 2011. The provisions are a result of our periodic market valuations of the properties we own through foreclosure, which required a higher level of provisions in 2012. The provisions are a function of lower estimated values on several properties we owned through foreclosure. Decreases in the estimated fair value of real estate acquired through foreclosure are recorded as an increase to the corresponding valuation allowance and a charge to the provision for real estate losses. See the section entitled “Asset Quality” in Item 1 “Business” of this report for a list of real estate owned and their related net carrying values.

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

Operating expenses are summarized as follows:

	For the Year Ended December 31,		Change
($ in thousands)	2012	2011
Salaries and employee benefits	$7,122	$6,619	$503
Stock compensation expense for employees and directors	1,194	326	868
Occupancy and equipment, net	2,059	1,779	280
FDIC insurance	2,352	3,045	(693)
Professional fees and services	1,576	1,657	(81)
General insurance	579	560	19
Data processing	370	416	(46)
Director and committee fees	413	415	(2)
Stationery, printing, supplies, postage and delivery	266	253	13
Loss on early extinguishment of debt	177	—	177
All other expenses	560	791	(231)

	$16,668	$15,861	$807

Salaries and employee benefits increased due to the impact of several new officer positions ($0.3 million), normal salary increases ($0.5 million) and an increased cost of providing employee benefits ($0.1 million), partially offset by a higher level of direct fee income ($0.4 million) recognized due to higher loan origination volume. We employed 78 people as of December 31, 2012, versus 75 at December 31, 2011.

Stock compensation expense increased as a result of stock awards described below. On January 19, 2012, we awarded a total of 465,400 shares of restricted common stock under our shareholder-approved equity incentive plan as follows: a total of 175,000 shares to our executive officers; a total of 240,000 shares to our non-employee directors; and a total of 50,400 shares to our other officers and employees. For the executive officers, the awards vest in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant. For the non-employee directors, the awards vest 100% on the first anniversary of the grant (which accounted for $0.7 million of the year over year increase in stock compensation expense). For the other officers and employees, the awards vest in three equal installments, with one third on each of the first three anniversaries of the grant date. The grant date fair value for each award was $2.90 per share, or a total fair value of $1.4 million, based on the closing market price of the common stock on the grant date of January 19, 2012. Such amount is required to be recognized as stock compensation expense over the related vesting periods. There were no equity compensation awards made in 2011. For additional information on outstanding awards, see note 13 to the financial statements in this report.

Occupancy and equipment expense increased due to a higher level of rent expense for our Rockefeller center office. FDIC insurance expense decreased primarily due to a lower level of deposits outstanding. The loss on early extinguishment of debt represented a prepayment penalty associated with the early retirement of FHLB advances totaling to $7.0 million (repaid with cash on hand prior to their stated maturity). All other expenses decreased due to a lower level of Federal Reserve Bank and other correspondent banking fees and charges.

Our efficiency ratio was 37% for 2012, compared to 34% for 2011.

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

Liquidity and Capital Resources

General. Liquidity risk involves the risk of being unable to fund our assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. We manage our liquidity position on a daily basis to assure that funds are available to meet our operating requirements, loan and investment commitments, deposit withdrawals and debt service obligations. Our liquidity management process is designed to identify, measure, monitor, and control liquidity and funding risk. The primary tools we use for measuring and managing liquidity risk include cash flow projections, stress testing and contingency funding plans.

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

At December 31, 2013, INB had cash and short-term investments totaling $23 million and approved commitments to lend of $20 million (which excludes an additional $42 million of potential new loan commitments that were in process as of December 31, 2013), most of which are anticipated to be funded during 2014.

Deposits. Since early 2010 through the better part of 2013, INB has steadily lowered its overall deposit rates offered for its deposit products to encourage deposit outflow and reduce the overall size of its balance sheet in order to increase its regulatory capital ratios. In 2013, INB experienced net deposit outflow of $80 million, consisting of a $67 million net decrease in non-brokered CDs and a $25 million net reduction in money market and checking deposit accounts, partially offset by a $12 million net increase in brokered CDs.

At December 31, 2013, total deposits amounted to $1.28 billion consisting of CDs totaling $882 million, and checking, savings and money market accounts aggregating to $400 million. CDs represented 69% of total deposits and CDs of $100,000 or more totaled $473 million and included $91 million of brokered CD deposits. Brokered CD deposits had a weighted-average remaining term and stated interest rate of 3.0 years and 3.01%, respectively, at December 31, 2013, and $23 million mature by December 31, 2014. At December 31, 2013, $307 million, or 35% of total CDs (inclusive of brokered deposits), mature within one year. INB expects to replace its brokered deposits as they mature with new ones and to retain or replace a significant portion of its remaining maturing non-brokered CDs.

INB began to re-access the brokered deposit market in July 2013 and anticipates using this vehicle for additional deposits as market conditions warrant. In the fourth quarter of 2013, INB also began utilizing the national CD market as an additional source of CDs. Depositors in this market are institutional, non-consumer entities such as credit unions, banking institutions, public entities, CD brokers and some private corporations or non-profit organizations. INB currently accepts these types of deposits from financial instructions only. INB normally offers interest rates on these deposits that are slightly lower than those offered in its local area for retail deposits. At December 31, 2013, INB’s national rate CDs totaled $23.7 million and had a weighted average rate and term of 1.22% and 3.04 years, respectively. INB is also planning to introduce in 2014 other deposit products such as remote deposit capture and landlord-tenant security deposits in effort to increase its non-CD deposit accounts.

INB’s current objective is to maintain its deposit rates at levels to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. This ratio stood at 84% as of December 31, 2013. Because INB is no longer subject to the Formal Agreement with its regulator, the OCC, and INB’s capital ratios now well exceed the levels for INB to be considered a well-capitalized institution, INB expects to increase its deposits and loans during 2014. We cannot assure you that any of the forgoing plans or objectives will be successful or will result in an increase in deposits or loans.

Loans and Securities. At December 31, 2013, INB had $121 million, or 11%, of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. During 2014, approximately $66 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near the levels they are as of December 31, 2013. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates. At the time of purchase, securities with callable features routinely have higher yields than non-callable securities with the same maturity. However, the callable features or the expiration of the non-callable period of the security will most likely result in the early call of securities in a declining or flat rate environment, which results in re-investment risk of the proceeds.

Borrowed Funds. At December 31, 2013 and 2012, INB had no borrowed funds outstanding.

Credit lines. At December 31, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support an aggregate of approximately $403 million in borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from two banks totaling $24 million. At December 31, 2013, this total borrowing capacity of $427 million represented approximately 60% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

Capital Resources. As discussed in note 19 to the financial statements in this report, at December 31, 2013, INB’s regulatory capital ratios exceeded those required to be categorized as a well-capitalized institution. INB does not expect to need additional capital during 2014.

Intervest Bancshares Corporation. IBC is a separate entity from INB and must provide for its own liquidity to meet its debt service and operating expense requirements. IBC’s sources of funds historically have been derived from the following: interest income from short-term investments and limited loan portfolio; monthly dividends from INB; and a monthly management fee from INB for providing INB with certain administrative services. IBC’s historical sources of working capital have been derived primarily from the issuance, from time to time, of its capital stock through public and private offerings, and the direct issuance of other subordinated debentures to the public.

At December 31, 2013, IBC had cash and short-term investments totaling $2.6 million, of which $2.3 million was available for use (inclusive of $1.2 million on deposit with INB). IBC relies on cash dividends received from INB to fund interest payments due on IBC’s outstanding debt as well as for IBC’s payment of cash dividends on its capital stock, if and when declared by IBC’s Board of Directors.

As discussed in Item 1 “Business” of this report under the section “Supervision and Regulation”, since January 2011, IBC has been subject to a written agreement with the FRB and the operating restrictions contained therein. Among other things, IBC is required to obtain regulatory approval from the FRB to accept dividend payments from INB and IBC also cannot take any payments representing a reduction in capital from INB or make any distributions of interest, principal or other sums on IBC’s subordinated debentures or trust preferred securities without prior approval from the FRB. Further, IBC may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior approval of the FRB. We believe we have taken all necessary actions to promptly address the requirements of the written agreement and that IBC is in compliance with such agreement as of the date of filing of this report. IBC has been informed by the FRB that it is reviewing the need for such agreement.

In June and August 2013, having obtained all the necessary approvals from the FRB, IBC accepted cash dividend payments of $12.25 million and $18.75 million, respectively, from INB and used those funds, along with a portion of IBC’s cash on hand, to pay accrued interest on its outstanding debt and to purchase and retire its Preferred Stock through two separate transactions. See notes 9 and 10 to the financial statements in this report for discussions regarding (i) IBC’s successful bid and repurchase on June 24, 2013 of 6,250 of its 25,000 shares of then outstanding Preferred Stock, as well as the payment of accrued interest payable on its outstanding debt and (ii) IBC’s redemption on August 15, 2013 of the remaining 18,750 shares of the Preferred Stock held by unrelated third parties. The repurchase and redemption of the Preferred Stock included the payment of all preferred dividends then in arrears totaling $5.1 million.

Because IBC remains subject to the written agreement with the FRB described above, in September 2013, after having paid all accrued interest on its outstanding debt in connection with its repurchase of Preferred Stock, IBC again exercised its right under the indentures for its trust preferred securities to defer interest payments on that outstanding debt. The regularly scheduled interest payments on IBC’s debt continue to be accrued and are recorded as interest expense in our financial statements. Accrued interest payable on IBC’s debt at December 31, 2013 amounted to $0.9 million. The interest payments can only resume at such time as IBC is permitted to resume payment by its regulator. The deferral of interest payments does not constitute a default under the indentures governing the trust preferred securities.

Capital Resources. As discussed in note 19 to the financial statements in this report, IBC’s regulatory capital ratios at December 31, 2013 exceeded its minimum requirements and IBC does not expect to need additional capital during 2014.

Other. We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities. We are not aware of any trends, demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed or that may be placed on us by our regulators that would adversely impact our liquidity and ability to raise funds to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed. Additional information concerning securities held to maturity, loans, deposits, borrowings and preferred stock, including interest rates and maturity dates thereon, can be found in notes 2, 3, 7, 8, 9 and 10 to the financial statements in this report, as well as in Item 1 “Business” of this report.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2013 due within the periods shown.

		Amounts Due In
($ in thousands)	Total	2014	2015 and 2016	2017 and 2018	2019 and Later
Deposits with stated maturities	$881,779	$307,122	$338,279	$224,649	$11,729
Deposits with no stated maturities	400,453	400,453	—	—	—
Subordinated debentures - capital securities	56,702	—	—	—	56,702
Mortgage escrow payable and official checks outstanding	26,214	26,214	—	—	—
Unfunded loan commitments and lines of credit (1)	20,263	20,263	—	—	—
Operating lease payments	15,940	1,540	3,075	3,011	8,314
Accrued interest payable on deposits	1,508	1,508	—	—	—
Accrued interest payable on all borrowed funds	868	868	—	—	—
Death benefit payments	174	174	—	—	—

	$1,403,901	$758,142	$341,354	$227,660	$76,745

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Regulatory Capital and Regulatory Matters

For a detailed analysis of our regulatory capital requirements and actual capital, see note 19 to the financial statements in this report. IBC is also subject to a formal agreement with its primary regulator as discussed in more detail in the section “Supervision and Regulation” in Item 1 “Business” and in note 19 to the financial statements in this report.

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

An asset or liability is normally considered to be interest-rate sensitive if it will reprice or mature within one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within one year. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true. In a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to increase net interest income. In a period of falling interest rates, a negative gap would tend to increase net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on our net interest income would be minimal.

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

As discussed elsewhere in this report, the amount of fixed-rate loans in our loan portfolio has increased over the last several years and such loans constituted approximately 99%, or $1.12 billion, of our loan portfolio at December 31, 2013. We also have loans (approximately 1% or $7.2 million at December 31, 2013) in the portfolio that have terms that call for predetermined increases in the interest rate at various times over the life of the loan. Included in our fixed-rate loans above is approximately $90 million of loans (originated mostly in 2012 and 2013) whereby the borrower has the option prior to maturity and with the payment of a specified fee, to extend the loan for a new term at an interest rate per annum equal to the greater of the old rate or a new rate based on a fixed spread (ranging from 250 to 300 basis points) over a specified index, subject to meeting our underwriting requirements.

The future repricing of our loans that have predetermined rate increases or the aforementioned options may not be at the same magnitude as general changes in market rates. Our entire loan portfolio had a short weighted average life of approximately 4.6 years at December 31, 2013.

At December 31, 2013, the gap analysis that follows indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $338 million, or a negative 21.6% of total assets, at December 31, 2013. As a result of the negative one-year gap, the composition of our balance sheet at December 31, 2013 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of December 31, 2013, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$36,352	$89,219	$657,944	$312,132	$1,095,647
Loans - performing nonaccrual TDRs (1)	1,000	9,005	23,179	—	33,184
Securities held to maturity (2)	221,435	50,860	105,485	6,157	383,937
Securities available for sale (2)	965	—	—	—	965
Short-term investments	8,011	—	—	—	8,011
FRB and FHLB stock	2,360	—	—	5,884	8,244
Interest-earning time deposits with banks	200	2,175	2,995	—	5,370

Total rate-sensitive assets	$270,323	$151,259	$789,603	$324,173	$1,535,358

Deposit accounts (3):
Interest checking	$17,831	$—	$—	$—	$17,831
Savings	10,027	—	—	—	10,027
Money market	367,384	—	—	—	367,384
Certificates of deposit	69,561	237,561	562,928	11,729	881,779

Total deposits	464,803	237,561	562,928	11,729	1,277,021

Debentures (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	868	—	—	—	868

Total borrowed funds	57,570	—	—	—	57,570

Total rate-sensitive liabilities	$522,373	$237,561	$562,928	$11,729	$1,334,591

GAP (repricing differences)	$(252,050)	$(86,302)	$226,675	$312,444	$200,767

Cumulative GAP	$(252,050)	$(338,352)	$(111,677)	$200,767	$200,767

Cumulative GAP to total assets	(16.1)%	(21.6)%	(7.1)%	12.8%	12.8%

Significant assumptions used in preparing the preceding gap table follow:

(1)

Loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $2.7 million are also excluded from the table.

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

The table that follows summarizes the results of certain scenarios of our earnings simulation model as of December 31, 2013. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

	Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)
Next 12 months	$40,507	$40,071	$38,136	$33,370
% change		-1.08%	-5.85%	-17.62%
Next 13-24 months	$41,319	$37,950	$37,085	$35,098
% change		-8.15%	-10.25%	-15.06%
2 Year Cumulative	$81,826	$78,021	$75,221	$68,468
% change		-4.65%	-8.07%	-16.32%

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

The following are included in this item:

- Management’s Report on Internal Control over Financial Reporting (page 66)

- Report of Independent Registered Public Accounting Firm on Internal Control (page 67)

- Report of Independent Registered Public Accounting Firm (page 68)

- Consolidated Balance Sheets at December 31, 2013 and 2012 (page 69)

- Consolidated Statements of Earnings for the Years Ended December 31, 2013, 2012 and 2011 (page 70)

- Consolidated Statements of Comprehensive Income for the Years Ended December  31, 2013, 2012 and 2011 (page 71)

- Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December  31, 2013, 2012 and 2011 (page 72)

- Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 (page 73)

- Notes to the Consolidated Financial Statements (pages 74 to 107)

Supplementary Data

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in our financial statements filed, including the notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

The management of Intervest Bancshares Corporation and its subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control structure contains monitoring mechanisms and actions are taken to correct deficiencies identified.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets, as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

Hacker, Johnson & Smith, P.A., P.C., the Company’s independent registered public accounting firm that audited the consolidated financial statements of the Company included in the accompanying Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

/s/ Lowell S. Dansker

Lowell S. Dansker, Chairman and Chief Executive Officer

(Principal Executive Officer)

March 3, 2014

/s/ John J. Arvonio

John J. Arvonio, Chief Financial and Accounting Officer

(Principal Financial Officer)

March 3, 2014

Report of Independent Registered Public Accounting Firm on Internal Control

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited Intervest Bancshares Corporation and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report (see prior page). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ Hacker, Johnson & Smith, P.A., P.C.

Hacker, Johnson & Smith, P.A., P.C.

Tampa, Florida

March 3, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Bancshares Corporation and Subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Hacker, Johnson & Smith, P.A., P.C.

Hacker, Johnson & Smith, P.A., P.C.

Tampa, Florida

March 3, 2014

Intervest Bancshares Corporation and Subsidiary

Consolidated Balance Sheets

	At December 31,
($ in thousands, except par value)	2013	2012
ASSETS
Cash and due from banks	$16,689	$57,641
Federal funds sold and other short-term investments	8,011	2,754

Total cash and cash equivalents	24,700	60,395
Time deposits with banks	5,370	5,170
Securities available for sale, at estimated fair value	965	1,000
Securities held to maturity (estimated fair value of $378,507 and $442,166, respectively)	383,937	443,777
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,244	8,151
Loans receivable (net of allowance for loan losses of $27,833 and $28,103, respectively)	1,099,689	1,079,363
Accrued interest receivable	4,861	5,191
Loan fees receivable	2,298	3,108
Premises and equipment, net	4,056	3,878
Foreclosed real estate (net of valuation allowance of $2,017 and $5,339, respectively)	10,669	15,923
Deferred income tax asset	18,362	29,234
Other assets	4,645	10,602

Total assets	$1,567,796	$1,665,792

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$5,211	$5,130
Interest-bearing deposit accounts:
Checking (NOW) accounts	17,831	15,185
Savings accounts	10,027	9,601
Money market accounts	367,384	395,825
Certificate of deposit accounts	881,779	936,878

Total deposit accounts	1,282,232	1,362,619
Long-term debt - subordinated debentures (capital securities)	56,702	56,702
Accrued interest payable on long term debt	868	6,228
Accrued interest payable on deposits	1,508	2,379
Mortgage escrow funds payable	18,879	17,743
Official checks outstanding	7,335	7,003
Other liabilities	3,281	2,171

Total liabilities	1,370,805	1,454,845

Commitments and contingencies (notes 5, 9, 16, 17 and 18)
STOCKHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 300,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2012)	—	25
Additional paid-in-capital, preferred	—	24,975
Preferred stock discount	—	(376)
Common stock ($1.00 par value; 62,000,000 shares authorized; 21,918,623 and 21,589,589 shares issued and outstanding, respectively)	21,919	21,590
Additional paid-in-capital, common	88,043	85,726
Unearned compensation on restricted common stock awards	(1,898)	(715)
Retained earnings	88,959	79,722
Accumulated other comprehensive loss	(32)	—

Total stockholders’ equity	196,991	210,947

Total liabilities and stockholders’ equity	$1,567,796	$1,665,792

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Consolidated Statements of Earnings

	Year Ended December 31,
($ in thousands, except per share data)	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable	$59,074	$69,679	$81,185
Securities	4,473	7,559	11,633
Other interest-earning assets	69	46	19

Total interest and dividend income	63,616	77,284	92,837

INTEREST EXPENSE
Deposits	25,430	35,831	47,582
Subordinated debentures - capital securities	1,679	1,848	2,072
FHLB advances and all other borrowed funds	1	388	886

Total interest expense	27,110	38,067	50,540

Net interest and dividend income	36,506	39,217	42,297
(Credit) provision for loan losses	(550)	—	5,018

Net interest and dividend income after (credit) provision for loan losses	37,056	39,217	37,279

NONINTEREST INCOME
Income from the early repayment of mortgage loans	2,590	5,134	2,516
Income from mortgage lending activities	1,467	1,169	1,507
Customer service fees	372	473	441
Impairment write downs on investment securities	(964)	(582)	(201)
Gain from sale of securities available for sale	1,481	—	—
All other	—	—	45

Total noninterest income	4,946	6,194	4,308

NONINTEREST EXPENSES
Salaries and employee benefits	7,458	7,122	6,619
Stock compensation for employees and directors	823	1,194	326
Occupancy and equipment, net	2,184	2,059	1,779
FDIC insurance	1,451	2,352	3,045
Professional fees and services	1,407	1,576	1,657
General insurance	618	579	560
Data processing	355	370	416
Director and committee fees	353	413	415
Stationery, printing, supplies, postage and delivery	287	266	253
Real estate activities (income) expense, net	(836)	2,146	1,619
Provision for real estate losses	1,105	4,068	3,349
Loss on early extinguishment of debt	—	177	—
All other	648	560	791

Total noninterest expenses	15,853	22,882	20,829

Earnings before provision for income taxes	26,149	22,529	20,758
Provision for income taxes	11,655	10,307	9,512

Net earnings	14,494	12,222	11,246
Preferred stock dividend requirements and discount amortization	1,057	1,801	1,730

Net earnings available to common stockholders	$13,437	$10,421	$9,516

Basic earnings per common share	$0.61	$0.48	$0.45
Diluted earnings per common share	$0.61	$0.48	$0.45
Cash dividends per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Net earnings	$14,494	$12,222	$11,246
Other Comprehensive Loss:
Net unrealized holding losses on available-for-sale securities	(56)	—	—
Credit for income taxes related to unrealized losses on available-for-sale securities	24	—	—

Other comprehensive loss, net of tax	(32)	—	—

Total comprehensive income, net of tax	$14,462	$12,222	$11,246

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
($ in thousands)	2013	2012	2011
PREFERRED STOCK
Balance at beginning of year	$25	$25	$25
Repurchase and redemption of preferred stock	(25)	—	—

Balance at end of year	—	25	25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning of year	24,975	24,975	24,975
Repurchase and redemption of preferred stock	(24,975)	—	—

Balance at end of year	—	24,975	24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of year	(376)	(762)	(1,148)
Amortization of preferred stock discount	376	386	386

Balance at end of year	—	(376)	(762)

COMMON STOCK
Balance at beginning of year	21,590	21,125	21,126
Issuance of 466,200 and 465,400 shares of restricted stock	466	466	—
Issuance of 17,267 and 100 shares upon exercise of stock options	17	—	—
Forfeitures of 154,433, 1,200 and 1,200 shares of restricted stock	(154)	(1)	(1)

Balance at end of year	21,919	21,590	21,125

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of year	85,726	84,765	84,705
Issuance of shares of restricted stock	1,999	884	—
Issuance of shares upon exercise of stock options	44	—	—
Forfeitures of shares of restricted stock	(348)	(2)	(2)
Excess income tax benefit from vesting of restricted stock and exercise of stock options	579	—	—
Compensation expense related to stock option awards	43	79	62

Balance at end of year	88,043	85,726	84,765

UNEARNED COMPENSATION - RESTRICTED COMMON STOCK
Balance at beginning of year	(715)	(483)	(749)
Issuance of 466,200 and 465,400 shares of restricted stock	(2,465)	(1,350)	—
Amortization of unearned compensation to stock compensation expense	1,282	1,118	266

Balance at end of year	(1,898)	(715)	(483)

RETAINED EARNINGS
Balance at beginning of year	79,722	67,886	57,026
Net earnings	14,494	12,222	11,246
Cash dividends declared and paid on preferred stock	(5,068)	—	—
Discount from repurchase of preferred stock	187	—	—
Preferred stock discount amortization	(376)	(386)	(386)

Balance at end of year	88,959	79,722	67,886

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	—	—	—
Net change in accumulated other comprehensive loss, net of tax	(32)	—	—

Balance at end of year	(32)	—	—

Total stockholders’ equity at end of year	$196,991	$210,947	$197,531

Total preferred stockholder’s equity at end of year	$—	$24,624	$24,238
Total common stockholders’ equity at end of year	196,991	186,323	173,293

Total stockholders’ equity at end of year	$196,991	$210,947	$197,531

RECONCILIATION OF COMMON SHARES OUTSTANDING
Total shares outstanding at beginning of year	21,589,589	21,125,289	21,126,489
Issuance of shares upon exercise of stock options	17,267	100	—
Issuance (forfeitures) of shares of restricted stock, net	311,767	464,200	(1,200)

Total common shares outstanding at end of year	21,918,623	21,589,589	21,125,289

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Consolidated Statements of Cash Flows

`

	Year Ended December 31,
($ in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net earnings	$14,494	$12,222	$11,246
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	353	345	357
Provisions for loan and real estate losses	555	4,068	8,367
Deferred income tax expense	10,896	9,602	8,243
Stock compensation expense	823	1,194	326
Amortization of deferred debenture offering costs	37	37	37
Amortization of premiums (accretion) of discounts and deferred loan fees, net	635	395	(1,448)
Net gain from sale of securities available for sale	(1,481)	—	—
Impairment writedowns on investment securities	964	582	201
Net (gains) losses from sales of or transfers of loans to foreclosed real estate	(963)	93	(188)
Net gain from sale of premises	—	—	(44)
Net loss from early extinguishment of debt	—	177	—
Net decrease in loan fees receivable	810	1,080	1,282
Net (decrease) increase in accrued interest payable on borrowed funds	(5,360)	1,867	2,099
Net increase (decrease) in official checks outstanding	332	2,003	(1,605)
Net change in all other assets and liabilities	8,507	3,506	17,244

Net cash provided by operating activities	30,602	37,171	46,117

INVESTING ACTIVITIES
Purchases of time deposits with banks	(200)	(3,700)	(1,470)
Purchases of securities available for sale	(21)	(1,000)	—
Proceeds from sale of securities available for sale	4,050	—	—
Purchases of securities held to maturity	(76,124)	(438,671)	(894,680)
Maturities and calls of securities held to maturity	130,209	692,193	807,038
(Purchases) redemptions of FRB and FHLB stock, net	(93)	1,098	406
(Originations) repayments of loans receivable, net	(20,007)	53,643	161,592
Proceeds from sales of foreclosed real estate	4,912	8,749	—
Proceeds from sales of premises	—	—	379
Purchases of premises and equipment	(531)	(119)	(184)

Net cash provided by investing activities	42,195	312,193	73,081

FINANCING ACTIVITIES
Net decrease in deposits	(80,387)	(299,405)	(104,059)
Net increase (decrease) in mortgage escrow funds payable	1,136	(1,927)	(1,039)
Net decrease in FHLB advances - original terms of more than 3 months	—	(17,500)	(8,000)
Principal repayments of mortgage note payable	—	—	(148)
Repurchase and redemption of preferred stock	(24,813)	—	—
Cash dividends paid to preferred stockholders	(5,068)	—	—
Proceeds from issuance of common stock upon exercise of stock options	61	—	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	579	—	—

Net cash used in financing activities	(108,492)	(318,832)	(113,246)

Net (decrease) increase in cash and cash equivalents	(35,695)	30,532	5,952
Cash and cash equivalents at beginning of year	60,395	29,863	23,911

Cash and cash equivalents at end of year	$24,700	$60,395	$29,863

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$33,304	$37,503	$49,342
Cash paid for (received from refunds of) income taxes, net	940	734	(10,340)
Loans transferred to foreclosed real estate	3,040	4,689	4,375
Loans originated to finance sales of foreclosed real estate	3,240	4,134	—
Preferred stock dividend requirements and amortization of related discount	1,801	1,801	1,730
Securities held to maturity transferred to securities available for sale	2,569	—	—

See accompanying notes to consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

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

IBC also owns 100% of the capital stock of four statutory business trusts (Intervest Statutory Trust II, III, IV and V, the “Trusts”), all of which are unconsolidated entities for financial statement purposes. The Trusts do not conduct business and were formed prior to 2006 for the sole purpose of issuing and administering trust preferred securities and lending the proceeds to IBC.

References to “we,” “us” and “our” in this report refer to IBC and INB on a consolidated basis, unless otherwise specified. The offices of IBC and INB’s headquarters and full-service banking office are located on the entire fourth floor of One Rockefeller Plaza in New York City, New York, 10020-2002. The main telephone number is 212-218-2800.

Our business is banking and real estate lending conducted through INB’s operations. INB is a nationally chartered commercial bank that opened for business on April 1, 1999 and accounts for 99% of our consolidated assets. In addition to its headquarters and full-service banking office in Rockefeller Plaza in New York City, INB has a total of six full-service banking offices in Pinellas County, Florida - four in Clearwater, one in Clearwater Beach and one in South Pasadena. INB also has an ownership interest in a number of limited liability companies whose sole purpose is to own title to real estate that INB may acquire through foreclosure. INB conducts a personalized commercial and consumer banking business that attracts deposits from the general public. It also provides internet banking services through its web site www.intervestnatbank.com. INB solicits deposit accounts from individuals, small businesses and professional firms located throughout its primary market areas in New York and Florida through the offering of a variety of deposit products and providing online and telephone banking. INB’s web site also attracts deposit customers from both within and outside its primary market areas. INB uses these deposits, together with funds generated from its operations, principal repayments of loans and securities and other sources, to originate mortgage loans secured by commercial and multifamily real estate and to purchase investment securities.

Principles of Consolidation, Basis of Presentation and Use of Estimates

The consolidated financial statements in this report (which may also be referred to as “financial statements” throughout this report) include the accounts of IBC and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Our accounting and reporting policies conform to Generally Accepted Accounting Principles (“GAAP”) and to general practices within the banking industry.

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

For the Years Ended December 31, 2013, 2012 and 2011

1. Description of Business and Summary of Significant Accounting Policies, Continued

Cash Equivalents

For purposes of reporting cash flows, our cash equivalents include cash and balances due from banks, federal funds sold (generally sold for one-day periods) and other short-term investments that have maturities of three months or less from the time of purchase.

Securities

General. Investments in debt securities for which we have the ability and intent to hold until maturity are classified as held to maturity (“HTM”) and are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized into interest income using the effective interest method over their contractual lives. Securities that are held for indefinite periods of time which we intend to use as part of our asset/liability management strategy, or that may be sold in response to changes in interest rates or other factors, are classified as available for sale (“AFS”) and are carried at fair value. Unrealized gains and losses on securities available for sale, net of related income taxes, are reported as a separate component of comprehensive income. Realized gains and losses from sales of securities are determined using the specific identification method. We do not purchase securities for the purpose of engaging in trading activities.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

Commercial and multifamily real estate loans are generally considered to have more credit risk than traditional single family residential loans because these loans tend to involve larger loan balances and their repayment is typically dependent upon the successful operation and management of the underlying real estate. Included in this category are loans we originate on vacant or substantially vacant properties and owner-occupied properties, all of which typically have limited or no income streams and depend upon other sources of cash flow from the borrower for repayment, which add an additional element of risk. Our land loans normally have no income streams and depend upon other sources of cash flow from the borrower for repayment. Our 1-4 family loans consist almost entirely of loans secured by individual condominium dwelling units. We normally make these loans to investors who purchase multiple condo units that remain unsold after a condo conversion or the unsold units in a new condo development. The units are normally rented for a number of years until the economy improves and the units can be sold as was the original intention. Nearly all of these loans are in our Florida market. Although these loans are classified necessarily as loans secured by 1-4 family real estate as required by regulatory guidance, they are underwritten in accordance with our multifamily underwriting polices and their risk characteristics are essentially the same as our multifamily real estate lending and we risk weight them for regulatory capital purposes at 100%. All the above loans require ongoing evaluation and monitoring since they may be affected to a greater degree by adverse conditions in the real estate markets or the economy or changes in government regulation.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

Risk ratings. We categorize our loans into various risk categories (discussed below) based on an individual analysis of each loan’s quantitative factors and other relevant information, including: an analysis of the underlying collateral’s appraised value and its actual cash flows, with emphasis on projected or normalized cash flows in cases where the collateral currently has no or inadequate cash flows to service the debt; the ability of the borrowers to service their debt from other sources, including whether they have personally guaranteed the loan and the strength of that guaranty, which takes into account a review of their current personal financial information; credit and loan underwriting documentation; and other available pertinent information about the borrower or the collateral, such as an annual property inspection. All of our loans are assigned a risk grade upon based on the timely review, interpretation of and conclusions on the above data as received by us.

Loans are normally classified as pass credits until they become past due or management becomes aware of deterioration in cash flows and or the credit worthiness of the collateral or the borrower based on the information we collect and monitor. All of our pass-rated loans our generally reviewed annually to determine if they are appropriately classified. Loans rated substandard or special mention are reviewed at least quarterly or more often in some cases to determine if they are appropriately classified. Further, during the renewal process of any maturing loan, as well as if any loan becomes past due, the loan’s risk rating is also reviewed for appropriateness.

Our internally assigned risk grades and a general summary of the factors that determine the ratings are as follows:

Pass – Loan is normally current and its primary source of repayment is satisfactory, with secondary sources adequate and very likely to be realized if necessary. This category also contains loans where the underlying collateral is not producing cash flows or is producing in-adequate cash flows to service the loan’s required payments (such as in cases where the collateral is a vacant or substantially vacant building or land) and such payments are being made by the borrower’s other sources of funds. In many cases, the borrower or its principals has guaranteed the loan and or deposited escrow funds with us to cover the loan’s contractual payments for a portion of the loan term.

Special Mention – Loan is normally current but has one or more potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the loan’s repayment prospects or our credit position at some future date.

Substandard – Loan is inadequately protected by the current worth and paying capacity of the borrower or of the underlying collateral. Such loans have a well-defined weakness or weaknesses that jeopardize the full repayment of the loan. These loans have the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

For the Years Ended December 31, 2013, 2012 and 2011

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

We estimate the fair value of the properties that collateralize our impaired loans based on a variety of information, including third party appraisals and our management’s judgment of other factors. Our internal policy is to obtain externally prepared appraisals as follows (i) for all impaired loans; (ii) for all restructured or renewed loans; (iii) upon classification or downgrade of a loan; (iv) upon completion of foreclosure and acquisition of the collateral property; and at least annually thereafter for all impaired and substandard rated loans and real estate owned through foreclosure.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

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

Our regulators, as an integral part of their examination process, also periodically review our allowances for loan and real estate losses. Accordingly, we may be required to take chargeoffs and/or recognize additions to these allowances based on the regulators’ judgment concerning information available to them during their examination. There were no changes to our methodology for the allowance for loan loss during the reporting periods in this report.

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

Deferred Debenture Offering Costs

Costs relating to offerings of our debentures consisting primarily of underwriters’ commissions are amortized over the life of the debentures. At December 31, 2013, these costs totaled approximately $0.7 million, net of accumulated amortization of $0.4 million. At December 31, 2012, these costs totaled approximately $0.8 million, net of accumulated amortization of $0.3 million.

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

We may periodically adjust the carrying values of the real estate to reflect decreases in its estimated fair value through a charge to earnings (recorded as a provision for real estate losses) and an increase to the valuation allowance for real estate losses. As the properties are sold, the valuation allowance associated with the property, if any, is charged off. We determine the estimated fair value of foreclosed real estate at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition.

Revenue and expenses from the operations of foreclosed real estate are included in the caption “Real Estate Activities” in the consolidated statements of earnings. This line item is comprised of real estate taxes, repairs and maintenance, insurance, utilities, legal fees and other charges (net of any rental income earned from the operation of the property) that are required in protecting our interest in real estate acquired through foreclosure and various properties collateralizing our nonaccrual loans.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

1. Description of Business and Summary of Significant Accounting Policies, Continued

Stock-Based Compensation

We recognize the cost of our employee and director services received in exchange for awards of our equity instruments (such as restricted stock and stock options grants) based on the grant-date fair value of the awards. Compensation cost related to the awards is recognized on a straight-line basis over the requisite service period, which is normally the vesting period of the grants. The fair value of options granted is estimated using the Black-Scholes option-pricing model based on various assumptions that are described in note 13. The fair value of restricted stock grants is based on the closing market value of the stock as reported on the Nasdaq Stock Market on the grant date.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $23,000 in 2013, $17,000 in 2012 and $26,000 in 2011.

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

Uncertain tax positions are recognized if it is more likely (a likelihood of more than 50 percent) than not that the tax position will be realized or sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. At December 31, 2013, we were not aware of any uncertain tax positions that would have a material effect on our financial statements.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted-average number of shares of all common stock outstanding during the reporting period. Unvested restricted stock is deemed to be issued and outstanding. Diluted earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock and dilutive potential common stock shares that may be outstanding in the future. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the “treasury stock method”).

When applying the treasury stock method, we add: the assumed proceeds from stock option and warrant exercises; the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and warrants and the unamortized compensation costs related to unvested shares of stock options and warrants. We then divide this sum by our average stock price for the period to calculate shares assumed to be repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per common share.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

1. Description of Business and Summary of Significant Accounting Policies, Continued

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

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did have an impact on our financial statements.

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

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

2. Securities Held to Maturity and Available for Sale

The carrying value (amortized cost) and estimated fair value of securities held to maturity (“HTM”) are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At December 31, 2013
U.S. government agencies (1)	161	$305,906	$410	$4,947	$301,369	0.94%	3.0 Yrs	3.8 Yrs
Residential mortgage-backed (2)	57	77,500	130	1,017	76,613	1.79%	4.3 Yrs	14.7 Yrs
State and municipal	1	531	—	6	525	1.25%	3.2 Yrs	3.3 Yrs

	219	$383,937	$540	$5,970	$378,507	1.11%	3.3Yrs	6.0 Yrs

At December 31, 2012
U.S. government agencies (1)	165	$355,244	$1,109	$233	$356,120	0.87%	1.6 Yrs	4.6 Yrs
Residential mortgage-backed (2)	48	84,279	651	72	84,858	1.76%	3.3 Yrs	17.3 Yrs
State and municipal	1	533	—	3	530	1.25%	4.2 Yrs	4.3 Yrs
Corporate (3)	8	3,721	—	3,063	658	2.11%	20.3 Yrs	20.9 Yrs

	222	$443,777	$1,760	$3,371	$442,166	1.05%	2.0 Yrs	7.1 Yrs

(1)

Consisted of debt obligations of U.S. government sponsored agencies (GSEs) - Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), which are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments are guaranteed by the U.S. government nor do they not constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. FNMA and FHLMC are under U.S. government conservatorship.

(2)

At December 31, 2013, consisted of $13.6 million of Government National Mortgage Association (GNMA) pass-through certificates, $45.6 million of FNMA participation certificates and $18.3 million of FHLMC participation certificates, compared to $18.7 million, $40.0 million and $25.6 million, respectively, at December 31, 2012. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments.

(3)

Consisted of variable-rate pooled trust preferred securities backed by obligations of companies in the banking industry. Amortized cost at December 2012 is reported net of other than temporary impairment (“OTTI”) charges of $4.2 million. During 2013, an additional $1.0 million of OTTI charges were recorded. In December 2013, these securities were transferred to available for sale and subsequently sold.

The estimated fair values of HTM securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At December 31, 2013
U.S. government agencies	130	$233,930	$4,791	$7,344	$156	$241,274	$4,947
Residential mortgage-backed	41	48,862	987	3,284	30	52,146	1,017
State and municipal	1	525	6	—	—	525	6

	172	$283,317	$5,784	$10,628	$186	$293,945	$5,970

At December 31, 2012
U.S. government agencies	53	$129,365	$233	$—	$—	$129,365	$233
Residential mortgage-backed	14	24,481	72	—	—	24,481	72
State and municipal	1	530	3	—	—	530	3
Corporate	8	—	—	658	3,063	658	3,063

	76	$154,376	$308	$658	$3,063	$155,034	$3,371

At December 31, 2013, all of the securities were investment grade rated. The securities had either fixed interest rates or had predetermined scheduled interest rate increases and nearly all had call or prepayment features that allow the issuer to repay all or a portion of the security at par before its stated maturity without penalty. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

2. Securities Held to Maturity and Available for Sale, Continued

At December 31, 2013 and 2012, INB, which owned the HTM portfolio, also had the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Accordingly, we viewed all the gross unrealized losses related to the HTM portfolio as of those dates to be temporary for the reasons noted above.

Except for corporate securities, the estimated fair values disclosed in this footnote for HTM securities were obtained from a third-party pricing service that used Level 2 inputs. For corporate securities, estimated fair value relied on a complex valuation model that factored in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, credit and interest rate risk, which are Level 3 inputs.

The following table is a summary of the carrying value (amortized cost) and estimated fair value of HTM securities at December 31, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any). The amounts reported in the table also did not consider the effects of possible prepayments or unscheduled repayments. Accordingly, actual maturities may differ from contractual maturities shown in the table.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield
Due in one year or less	$12,329	$12,394	1.27%
Due after one year through five years	262,878	259,611	0.90
Due after five years through ten years	56,507	54,962	1.38
Due after ten years	52,223	51,540	1.87

	$383,937	$378,507	1.11%

Prior to December 13, 2013, INB also owned corporate securities that were also classified as HTM. The investments consisted of mezzanine-class, variable-rate pooled trust preferred securities backed by debt obligations of companies in the banking industry. At the time of purchase in 2006 and 2007, these securities were investment grade rated, but subsequently their credit standing slowly deteriorated due to various factors, all of which severely reduced the demand for these securities, depressed their market values and rendered their trading market inactive. As a result and based on various assumptions and present value analyses of projected cash flows, the securities were deemed to be other than temporarily impaired (OTTI) to varying degrees. A total of $5.2 million of credit losses (or OTTI charges) were recorded on these securities since the end of 2008.

The table below provides a roll forward of credit losses recognized on the corporate securities for the periods indicated.

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
Balance at beginning of period	$4,233	$3,651	$3,450
Additional credit losses on debt securities for which OTTI was previously recognized	964	582	201

Balance at end of period	$5,197	$4,233	$3,651

In December 2013, INB no longer had the intention or ability to hold the corporate securities to maturity (due to their non-investment grade status as well as a new regulatory rule (the “Volcker Rule” issued by federal regulators in December 2013 pursuant to the Dodd-Frank Act) that likely would have required INB to sell the securities). Consequently, the securities were transferred to available for sale from HTM and subsequently sold in December 2013.

The table below provides information ($ in thousands) regarding the corporate securities as of the date of sale.

Original Cost Basis	Cumulative Cash Payments Applied to Cost	Cumulative OTTI Charges	Net Carrying Value	Net Proceeds from Sale	Net Gain on Sale
$8,029	$(263)	$(5,197)	$2,569	$4,050	$1,481

At December 31, 2013 and 2012, the carrying value (estimated fair value) of securities available for sale amounted to approximately $1.0 million. The investment represented approximately 91,700 and 90,000 shares, respectively, of an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

3. Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At December 31, 2013		At December 31, 2012
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	394	$838,766	376	$852,213
Multifamily loans	138	210,270	142	208,699
One to four family loans	20	72,064	13	41,676
Land loans	5	9,178	7	7,167

	557	1,130,278	538	1,109,755

All Other Loans:
Business loans	19	1,061	18	949
Consumer loans	12	211	12	359

	31	1,272	30	1,308

Loans receivable, gross	588	1,131,550	568	1,111,063
Deferred loan fees		(4,028)		(3,597)

Loans receivable, net of deferred fees		1,127,522		1,107,466
Allowance for loan losses		(27,833)		(28,103)

Loans receivable, net		$1,099,689		$1,079,363

Loans 90 days past due and still accruing interest - At December 31, 2013, there were three loans totaling $4.1 million, compared to two loans totaling $4.4 million at December 31, 2012. These loans had matured and were in the process of being extended as of those dates. The borrowers were making the required monthly loan payments.

Loans on nonaccrual status - At December 31, 2013 and 2012, there were $35.9 million and $45.9 million of loans, respectively, on nonaccrual status, which included restructured loans (or “TDRs”) of $33.2 million and $36.3 million, respectively. All the TDRs were current and performing in accordance with their restructured terms but were maintained on nonaccrual status based on regulatory guidance.

TDRs on accrual status - At December 31, 2013 and 2012, there were $13.5 million and $20.1 million of TDR loans, respectively, classified as accruing TDRs.

All of our nonaccrual loans and TDR loans were considered impaired loans. At December 31, 2013, we also had one performing and accruing loan of $7.8 million that was classified as impaired.

The tables below summarize certain information regarding our impaired loans as follows:

($ in thousands)	Recorded Investment by State (1)								Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At December 31, 2013 Type	NY	FL	VA	GA	CT	OH	SD	Total
Retail	$8,223	$9,005	$7,828	$—	$2,719	$1,000	$—	$28,775	$3,052	$36,216	7
Office Building	—	14,937	—	8,695	—	—	—	23,632	1,947	23,632	3
Multifamily	—	3,128	—	—	—	—	—	3,128	594	3,128	2
Land	—	—	—	—	—	—	1,625	1,625	500	1,625	1

Totals	$8,223	$27,070	$7,828	$8,695	$2,719	$1,000	$1,625	$57,160	$6,093	$64,601	13

($ in thousands)	Recorded Investment by State (1)						Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At December 31, 2012 Type	NY	FL	NJ	OH	SD	Total
Retail	$11,837	$9,005	$—	$1,000	$—	$21,842	$1,966	$27,596	6
Office Building	—	17,988	883	—	—	18,871	583	19,621	3
Warehouse	950	—	—	—	—	950	28	950	1
Mixed-use commercial	8,632	—	500	—	—	9,132	1,248	9,421	4
Multifamily	—	12,577	—	—	—	12,577	1,542	14,225	6
Land	515	—	—	—	2,086	2,601	521	2,601	3

Totals	$21,934	$39,570	$1,383	$1,000	$2,086	$65,973	$5,888	$74,414	23

(1)	Represents unpaid principal less partial principal charge offs and interest received and applied as a reduction of principal in certain cases.
(2)	Represents a specific valuation allowance against the recorded investment, which is included as part of our overall allowance for loan losses.

All impaired loans at the dates indicated in the table had a specific valuation allowance.

(3)	Represents contractual unpaid principal balance (shown for informational purposes only). The borrowers are obligated to pay such amounts.

However, the ultimate collection by us of such amounts in this column is not assured.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

3. Loans Receivable, Continued

Other information related to our impaired loans is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
Average recorded investment in nonaccrual loans	$40,345	$52,199	$51,356
Total cash basis interest income recognized on nonaccrual loans	2,265	2,660	2,437
Average recorded investment in accruing TDR loans	13,918	12,289	5,417
Total interest income recognized on accruing TDR loans under modified terms	734	739	299

Age analysis of our loan portfolio by segment at December 31, 2013 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$802,863	$796,980	$1,796	$—	$4,087	$5,883	$—
Multifamily	210,270	209,426	844	—	—	844	—
One to four family	72,064	72,064	—	—	—	—	—
Land	9,178	9,178	—	—	—	—	—
All other	1,272	1,271	1	—	—	1	—

Total accruing loans	1,095,647	1,088,919	2,641	—	4,087	6,728	—

Nonaccrual Loans (1):
Commercial real estate	35,903	35,903	—	—	—	—	35,903

Total nonaccrual loans	35,903	35,903	—	—	—	—	35,903

Total loans	$1,131,550	$1,124,822	$2,641	$—	$4,087	$6,728	$35,903

Age analysis of our loan portfolio by segment at December 31, 2012 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due	Total Classified Nonaccrual
Accruing Loans:
Commercial real estate	$816,357	$799,130	$12,836	$—	$4,391	$17,227	$—
Multifamily	198,942	198,942	—	—	—	—	—
One to four family	41,676	41,676	—	—	—	—	—
Land	6,882	4,221	2,661	—	—	2,661	—
All other	1,308	1,308	—	—	—	—	—

Total accruing loans	1,065,165	1,045,277	15,497	—	4,391	19,888	—

Nonaccrual Loans (1):
Commercial real estate	35,856	32,701	—	—	3,155	3,155	35,856
Multifamily	9,757	7,261	—	—	2,496	2,496	9,757
Land	285	285	—	—	—	—	285

Total nonaccrual loans	45,898	40,247	—	—	5,651	5,651	45,898

Total loans	$1,111,063	$1,085,524	$15,497	$—	$10,042	$25,539	$45,898

(1)

The amount of nonaccrual loans in the current column included $33.2 million of TDRs at December 31, 2013 and $36.3 million of TDRs at December 31, 2012 for which payments were being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion at both dates was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments on all loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

3. Loans Receivable, Continued

Information regarding the credit quality of the loan portfolio based on our internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At December 31, 2013
Commercial real estate	$772,900	$3,522	$62,344	$838,766
Multifamily	204,298	2,369	3,603	210,270
One to four family	72,064	—	—	72,064
Land	7,553	—	1,625	9,178
All other	1,272	—	—	1,272

Total loans	$1,058,087	$5,891	$67,572	$1,131,550

Allocation of allowance for loan losses	$20,720	$169	$6,944	$27,833

At December 31, 2012
Commercial real estate	$775,136	$17,041	$60,036	$852,213
Multifamily	193,738	2,384	12,577	208,699
One to four family	41,676	—	—	41,676
Land	4,566	—	2,601	7,167
All other	1,308	—	—	1,308

Total loans	$1,016,424	$19,425	$75,214	$1,111,063

Allocation of allowance for loan losses	$20,037	$443	$7,623	$28,103

(1)

Substandard loans consisted of $35.9 million of nonaccrual loans, $13.1 million of accruing TDRs and $18.6 million of other performing loans at December 31, 2013, compared to $45.9 million of nonaccrual loans, $20.1 million of accruing TDRs and $9.2 million of other performing loans at December 31, 2012. At December 31, 2013, we also had one accruing TDR for $0.4 million which was rated pass.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At December 31, 2013		At December 31, 2012
	Amount	% of Total	Amount	% of Total
New York	$670,052	59.2%	$717,141	64.5%
Florida	321,812	28.4	286,619	25.8
North Carolina	22,611	2.0	14,256	1.3
Georgia	18,799	1.7	11,752	1.1
Pennsylvania	16,898	1.5	10,270	0.9
New Jersey	15,650	1.4	26,425	2.4
Kentucky	11,930	1.1	7,512	0.7
Virginia	11,491	1.0	11,758	1.1
South Carolina	9,223	0.8	5,853	0.5
Connecticut	8,429	0.7	11,216	1.0
Tennessee	5,843	0.5	770	0.1
Michigan	5,599	0.5	450	0.0
Ohio	4,703	0.4	2,260	0.2
Indiana	2,820	0.2	1,098	0.1
All other states	5,690	0.5	3,683	0.3

	$1,131,550	100.0%	$1,111,063	100.0%

Information regarding loans restructured during 2013 and 2012 is as follows:

		Number	Recorded Investment
($ in thousands)		of Loans	Pre-Modification	Post-Modification
In 2013	- Commercial real estate - extended maturity date	2	$9,159	$9,159

In 2012	- Commercial real estate - extended maturity date	1	$5,010	$5,010
	- Multifamily - extended maturity date	1	1,805	1,805
	- Land - extended maturity date	2	520	520

		4	$7,335	$7,335

During 2013, there was one TDR in the amount of $3.0 million that defaulted in March 2013 and it was subsequently paid off in June 2013. During 2013, one TDR in the amount of $1.9 million matured. The loan was re-financed by INB and transferred to a performing non-TDR category since the borrower was no longer experiencing financial difficulties. For 2012, there were no TDRs that defaulted or TDRs transferred to a non-TDR loan category.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

3. Loans Receivable, Continued

The distribution of TDRs by accruing versus non-accruing, by loan type and by geographic distribution follows:

($ in thousands)	At December 31, 2013	At December 31, 2012
Performing - nonaccrual status	$33,184	$36,291
Performing - accrual status	13,429	20,076

	$46,613	$56,367

Commercial real estate	$41,860	$43,685
Multifamily	3,128	10,081
Land	1,625	2,601

	$46,613	$56,367

New York	$8,223	$18,478
Florida	27,070	33,920
New Jersey	—	883
Georgia	8,695	—
Ohio	1,000	1,000
South Dakota	1,625	2,086

	$46,613	$56,367

4. Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Balance at December 31, 2010	$21,919	$11,234	$122	$1,553	$12	$34,840

Loan chargeoffs	(7,186)	(2,412)	—	—	—	(9,598)
Loan recoveries	90	65	—	—	—	155
Provision (credit) for loan losses	4,333	(39)	210	516	(2)	5,018

Balance at December 31, 2011	$19,156	$8,848	$332	$2,069	$10	$30,415

Loan chargeoffs	(2,588)	(564)	—	—	—	(3,152)
Loan recoveries	507	333	—	—	—	840
Provision (credit) for loan losses	1,976	(1,736)	788	(1,026)	(2)	—

Balance at December 31, 2012	$19,051	$6,881	$1,120	$1,043	$8	$28,103

Loan chargeoffs	(1,932)	(6)	—	—	—	(1,938)
Loan recoveries	1,053	682	—	483	—	2,218
Provision (credit) for loan losses	231	(2,460)	1,897	(218)	—	(550)

Balance at December 31, 2013	$18,403	$5,097	$3,017	$1,308	$8	$27,833

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2013.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$52,407	$3,128	$—	$1,625	$—	$57,160
Collectively evaluated for impairment	786,359	207,142	72,064	7,553	1,272	1,074,390

Total loans	$838,766	$210,270	$72,064	$9,178	$1,272	$1,131,550

Allowance for loan losses:
Individually evaluated for impairment (1)	$4,999	$594	$—	$500	$—	$6,093
Collectively evaluated for impairment	13,404	4,503	3,017	808	8	21,740

Total allowance for loan losses	$18,403	$5,097	$3,017	$1,308	$8	$27,833

(1)	See note 3 to financial statements in this report.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

4. Allowance for Loan Losses, Continued

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2012.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$50,795	$12,577	$—	$2,601	$—	$65,973
Collectively evaluated for impairment	801,418	196,122	41,676	4,566	1,308	1,045,090

Total loans	$852,213	$208,699	$41,676	$7,167	$1,308	$1,111,063

Allowance for loan losses:
Individually evaluated for impairment (1)	$3,825	$1,542	$—	$521	$—	$5,888
Collectively evaluated for impairment	15,226	5,339	1,120	522	8	22,215

Total allowance for loan losses	$19,051	$6,881	$1,120	$1,043	$8	$28,103

(1)	See note 3 to financial statements in this report.

5. Premises and Equipment, Lease Commitments, Rental Expense and Sublease Income

Premises and equipment is as follows:

	At December 31,
($ in thousands)	2013	2012
Land	$1,264	$1,264
Buildings	5,214	5,020
Leasehold improvements	1,786	1,632
Furniture, fixtures and equipment	1,713	1,770

Total cost	9,977	9,686
Less accumulated deprecation and amortization	(5,921)	(5,808)

Net book value	$4,056	$3,878

The offices of IBC and INB’s headquarters and full-service banking office are located in leased premises on the entire fourth floor of One Rockefeller Plaza in New York City, with such lease expiring in March 2024. In addition, INB leases its Belcher Road and Mandalay Avenue branch offices in Florida, with such leases expiring in September 2022 and January 2016, respectively. All the leases above contain operating escalation clauses related to taxes and operating costs based upon various criteria and are accounted for as operating leases. INB owns all of its remaining offices in Florida and also leases a portion of the space in its office buildings in Florida that is not used for banking operations to other companies under leases that have expiration dates at various times through August 2017.

Depreciation and amortization of premises and equipment is reflected as a component of noninterest expense in the consolidated statements of earnings and amounted to $0.4 million in 2013, 2012 and 2011.

Future minimum annual lease payments and sublease income due under non-cancelable leases at December 31, 2013 are as follows:

	Minimum Rentals
($ in thousands)	Lease Expense (1)	Sublease Income (2)
In 2014	$1,540	$276
In 2015	1,569	245
In 2016	1,506	229
In 2017	1,504	153
In 2018	1,507	—
Thereafter	8,314	—

	$15,940	$903

(1)	Rent expense under operating leases aggregated to $1.6 million in 2013, $1.5 million in 2012 and $1.2 million in 2011.
(2)	Rent income aggregated to $0.4 million in 2013, 2012 and 2011.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

6. Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At December 31, 2013		At December 31, 2012
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	2	$3,984	2	$2,790
Multifamily	1	6,685	3	12,000
Land	—	—	1	1,133

Real estate acquired through foreclosure	3	$10,669	6	$15,923

(1)	Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is as follows:

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
Valuation allowance at beginning of year	$5,339	$6,037	$2,688
Provision for real estate losses charged to expense	1,105	4,068	3,349
Real estate chargeoffs:
Commercial real estate	(256)	(2,280)	—
Multifamily	(3,157)	—	—
Land	(1,014)	(2,486)	—

Total real estate chargeoffs	(4,427)	(4,766)	—

Valuation allowance at end of year	$2,017	$5,339	$6,037

7. Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At December 31, 2013		At December 31, 2012
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$307,122	1.97%	$519,236	2.92%
Over one to two years	167,323	1.92	181,698	2.79
Over two to three years	170,956	1.92	89,049	2.74
Over three to four years	106,700	2.50	60,119	3.02
Over four years	129,678	2.06	86,776	2.93

	$881,779	2.03%	$936,878	2.89%

CDs of $100,000 or more totaled $473 million at December 31, 2013 and $463 million at December 31, 2012 and included brokered CDs of $91 million and $78 million, respectively. At December 31, 2013, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $143 million due within one year; $75 million due over one to two years; $107 million due over two to three years; $67 million due over three to four years; and $81 million due thereafter. At December 31, 2013, brokered CDs had a weighted average rate of 3.01% and their remaining maturities were as follows: $23 million due within one year; $5 million due over one to two years; $13 million due over two to three years; $29 million due over three to four years and $21 million due over four years.

Interest expense on deposit accounts is as follows:

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
Interest checking accounts	$65	$65	$79
Savings accounts	29	34	58
Money market accounts	1,530	2,142	3,669
Certificates of deposit accounts	23,806	33,590	43,776

	$25,430	$35,831	$47,582

We have deposit accounts from affiliated companies, our directors, our executive officers and members of their immediate families and related business interests of approximately $3.7 million at December 31, 2013 and $3.4 million at December 31, 2012.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

8. FHLB Advances and Lines of Credit

At December 31, 2013, INB had $24 million of unsecured credit lines that were cancelable by the lender at any time. As a member of the FHLB and the FRB, INB can borrow from these institutions on a secured basis. At December 31, 2013, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $403 million from the FHLB and FRB, if needed.

The following is a summary of certain information regarding INB’s borrowings in the aggregate:

	At or For the Year Ended December 31,
($ in thousands)	2013	2012	2011
Balance at year end	$—	$—	$17,500
Maximum amount outstanding at any month end during the year	$—	$13,500	$25,500
Average outstanding balance for the year	$295	$9,087	$21,574
Weighted-average interest rate paid for the year	0.38%	4.27%	4.10%
Weighted-average interest rate at year end	—	—	4.10%

In November 2012, FHLB advances totaling $7.0 million were repaid with cash on hand prior to their stated maturity. A loss of $0.2 million from the early extinguishment of these advances was recorded. This loss represented a prepayment penalty associated with the early retirement of these advances.

9. Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At December 31, 2013			At December 31, 2012
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$275	3.19%	$15,464	$1,661	3.26%
Capital Securities III - debentures due March 17, 2034	15,464	261	3.03%	15,464	1,577	3.10%
Capital Securities IV - debentures due September 20, 2034	15,464	223	2.65%	15,464	1,370	2.71%
Capital Securities V - debentures due December 15, 2036	10,310	109	1.89%	10,310	1,620	1.96%

	$56,702	$868		$56,702	$6,228

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. Each Trust was formed with a capital contribution from IBC and for the sole purpose of issuing and administering the Capital Securities. The proceeds from the issuance of the Capital Securities together with the capital contribution for each Trust were used to acquire IBC’s Junior Subordinated Debentures (the “Debentures”) that are due concurrently with the Capital Securities. The Capital Securities, net of IBC’s capital contributions of $1.7 million, total $55 million and qualify as regulatory Tier 1 capital up to certain limits. IBC has guaranteed the payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to the Capital Securities. Issuance costs associated with Capital Securities II, III and IV were capitalized and are being amortized over the contractual life of the securities using the straight-line method. The unamortized balance totaled approximately $0.7 million at December 31, 2013. There were no issuance costs for Capital Securities V.

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

For the Years Ended December 31, 2013, 2012 and 2011

9. Subordinated Debentures - Capital Securities, Continued

Interest payments may be deferred at any time and from time to time during the term of the Debentures at IBC’s election for up to 20 consecutive quarterly periods, or 5 years, with no limitations on the number of deferral periods. IBC may elect, provided, however, no deferral period may extend beyond the maturity date of the Debentures. During an interest deferral period, interest will continue to accrue on the Debentures and interest on such accrued interest will accrue at an annual rate equal to the interest rate in effect for such deferral period, compounded quarterly from the date such interest would have been payable were it not deferred. At the end of the deferral period, IBC will be obligated to pay all interest then accrued and unpaid. During the deferral period, among other restrictions, IBC and any affiliate cannot, subject to certain exceptions: (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire any capital stock of IBC or its affiliates (other than payment of dividends to IBC); or (ii) make any payment of principal or interest or premium on, or repay, repurchase or redeem any debt securities of IBC or its affiliates that rank pari passu with or junior to the Debentures. In February 2010, as required by its primary regulator, IBC exercised its right to defer interest payments as described above. In June 2013, IBC, with approval from its regulator, repaid all accrued interest payments in arrears as of that date on the Debentures. In September 2013, IBC again exercised its right to defer interest payments on the Debentures due to the restrictions of its written agreement with its regulator.

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

10. Stockholders’ Equity and Redemption of Preferred Stock

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

On June 6, 2013, the Treasury announced its intent to sell its investment in IBC’s Preferred Stock, along with similar investments the Treasury had made in five other financial institutions, primarily to qualified institutional buyers and certain institutional accredited investors. IBC obtained regulatory approvals allowing it to participate in the auction. Using a modified Dutch auction methodology that established a market price by allowing investors to submit bids at specified increments during the period from June 10 through June 13, 2013, the Treasury auctioned all of IBC’s 25,000 shares of Preferred Stock. IBC was the winning bidder on 6,250 shares of the Preferred Stock and the remaining 18,750 shares were purchased by unrelated third parties. The closing price of the auctioned shares was $970.00 per share.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

10. Stockholders’ Equity and Redemption of Preferred Stock, Continued

On June 24, 2013, IBC completed the repurchase of 6,250 shares of the Preferred Stock from the Treasury and those shares were retired. The shares were repurchased for $6.1 million, plus an additional $1.2 million in accrued and unpaid dividends through June 24, 2013, for a total of $7.3 million.

On August 15, 2013, IBC redeemed the remaining 18,750 shares of the Preferred Stock held by the unrelated third parties for a purchase price equaling the stated liquidation value of $1,000 per share, plus accumulated and unpaid dividends earned through August 15, 2013. The total cost of redeeming these shares was $22.6 million, which included $3.9 million of accrued and unpaid dividends. IBC received all necessary regulatory approvals to complete the redemption. The Treasury continued to hold the Warrant as of December 31, 2013.

11. Asset and Dividend Restrictions

INB is required under FRB regulations to maintain reserves against its transaction accounts. At December 31, 2013 and 2012, balances maintained as reserves were approximately $1.0 million. The FRB pays interest on required and excess reserve balances based on a defined formula.

As a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity. At December 31, 2013 and 2012, the total investment aggregated to $8.2 million. At December 31, 2013 and 2012, U.S. government agency security investments with a carrying value of approximately $27 million and $17 million, respectively, were pledged against lines of credit. At December 31, 2013 and 2012, certain mortgage loans totaling approximately $71 million and $105 million, respectively, were also pledged against lines of credit.

The payment of cash dividends by IBC to its common and preferred shareholders and the payment of cash dividends by INB to IBC are subject to various regulatory restrictions, as well as restrictions that may arise from any outstanding indentures and other capital securities. These restrictions take into consideration various factors such as whether there are sufficient net earnings, as defined, liquidity, asset quality, capital adequacy and economic conditions. Since February 2010, as required by the FRB, IBC’s primary regulator, IBC may not, without the prior approval of the FRB, pay dividends on or redeem its capital stock, pay interest on or redeem its trust preferred securities, or incur new debt. No cash common dividends were declared or paid in 2013, 2012 or 2011. See note 10 for a discussion of cash preferred dividends paid in 2013.

12. Profit Sharing Plans

We have a tax-qualified profit sharing plan for our employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby our eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. We made discretionary matching contributions of up to 4% of employee compensation, which vest to the employees over a five-year period. Total cash contributions to the plan aggregated to $164,000, $161,000 and $141,000 in 2013, 2012 and 2011, respectively, and were included in the line item “salaries and employee benefits” in the consolidated statements of earnings.

13. Common Stock Warrant, Options and Restricted Common Stock

IBC has shareholder-approved incentive plans, the 2006 Long Term Incentive Plan and the 2013 Equity Incentive Plan (together referred to as the “Plans”) under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of common stock that may be awarded under the Plans is 2,250,000. At December 31, 2013, 789,003 shares of common stock were available for award under the Plans.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

13. Common Stock Warrant, Options and Restricted Common Stock, Continued

A summary of selected information regarding option awards made under the Plans for the three-year period ended December 31, 2013 follows. There were no option awards made in 2013 or 2012:

($ in thousands, except per option amounts)	2011 Option Award
Date of award	12/08/11
Total options awarded	44,100
Exercise price of option	$2.55
Estimated fair value per option (1)	$1.67
Total estimated fair value of award	$73,647
Assumptions used in Black-Scholes Model:
Expected dividend yield (2)	0%
Expected stock volatility (3)	75%
Risk-free interest rate (4)	1.13%
Expected term in years (5)	6.0

(1)

Fair value was estimated at the grant date of the award based on the Black-Scholes option-pricing model using the assumptions noted in the table above. The assumptions are subjective in nature, involve uncertainties and therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets.

(2)	No dividends were assumed to be declared and paid for shares underlying the option grants.
(3)	Expected stock volatility is estimated based on an assessment of historical volatility of IBC’s common stock.
(4)	Risk-free interest rate was derived from a U.S. Treasury security having a similar expected life as the option as of the grant date.
(5)	Expected term (average life) was calculated using the “simplified method” as prescribed by the SEC guidance.

A summary of the activity in IBC’s outstanding common stock warrant and options and related information follows:

($ in thousands, except per share amounts)	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise
	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total	Price
Outstanding at December 31, 2010	691,882	118,140	122,290	71,710	41,400	—	1,045,422	$6.79

Forfeited/expired (2)	—	(300)	(900)	(1,200)	(1,500)	—	(3,900)	$5.44
Options granted	—	—	—	—	—	44,100	44,100	$2.55

Outstanding at December 31, 2011	691,882	117,840	121,390	70,510	39,900	44,100	1,085,622	$6.62

Forfeited/expired (2)	—	(1,200)	(1,200)	(1,600)	(1,600)	(1,800)	(7,400)	$6.13
Exercised	—	—	—	—	(100)	—	(100)	$3.00

Outstanding at December 31, 2012	691,882	116,640	120,190	68,910	38,200	42,300	1,078,122	$6.63

Forfeited/expired (2)	—	(6,000)	(6,200)	(1,610)	(2,100)	(3,500)	(19,410)	$8.80
Options exercised	—	—	—	(9,900)	(3,700)	(3,667)	(17,267)	$3.49

Outstanding at December 31, 2013	691,882	110,640	113,990	57,400	32,400	35,133	1,041,445	$6.64

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	100%	100%	67%	99%
Wtd-avg contractual remaining term (in years)	5.0	4.0	4.9	5.9	6.9	7.9	5.1
Intrinsic value at December 31, 2013 (4)	$1,446	—	$1	$201	$146	$174	$1,968

(1)	This warrant is held by the U.S. Treasury as described in note 10 to the financial statements.
(2)	Represent options forfeited or expired unexercised.
(3)	The $2.55 options further vest and become 100% exercisable on December 8, 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.
(4)	Intrinsic value was calculated using the closing price of the common stock on December 31, 2013 of $7.51.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

13. Common Stock Warrant, Options and Restricted Common Stock, Continued

A summary of selected information regarding restricted common stock awards made under the Plans for the three-year period ended December 31, 2013 follows:

($ in thousands, except per share amounts)	Stock Grant	Stock Grant	Stock Grant
Grant date of award	12/12/13	1/24/13	1/19/12
Total restricted shares of stock awarded (1)	135,500	330,700	465,400
Estimated fair value per share awarded (2)	$7.21	$4.50	$2.90
Total estimated fair value of award	$977	$1,488	$1,350

Awards scheduled to vest as follows:
January 2013	—	—	256,800
January 2014	75,417	49,566	133,455
January 2015	44,917	170,888	75,145
January 2016	15,166	110,246	—

	135,500	330,700	465,400

(1)

The December 2013 awards were made to five executive officers vesting in five installments over a three-year period. These awards replaced certain awards that were forfeited during 2013 in connection with the requirements of TARP.

The January 2013 awards were made as follows: a total of 182,000 shares to five executive officers (vesting in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant); a total of 80,000 shares to eight non-employee directors and 68,700 shares to other officers and employees (vesting in three equal installments, with one third vesting on each of the first three anniversary dates of the grant).

The January 2012 awards were made as follows: a total of 175,000 shares to five executive officers (vesting in two installments, with two thirds vesting on the second anniversary of the grant and the remaining one third on the third anniversary of the grant); a total of 240,000 shares to six non-employee directors (vesting 100% on the first anniversary of the grant); and a total of 50,400 shares to other officers and employees (vesting in three equal installments, with one third on each of the first three anniversary dates of the grant).

(2)	Fair value of each award was estimated as of the grant date based on the closing market price of the common stock on the grant date.

A summary of activity in outstanding restricted common stock and related information follows:

	Price Per Share
	$2.35	$2.90	$4.50	$7.21	Total
Outstanding at December 31, 2010	319,300	—	—	—	319,300

Shares forfeited	(1,200)	—	—	—	(1,200)

Outstanding at December 31, 2011	318,100	—	—	—	318,100

Shares granted	—	465,400	—	—	465,400
Shares forfeited	(600)	(600)	—	—	(1,200)

Outstanding at December 31, 2012	317,500	464,800	—	—	782,300

Shares vested and no longer restricted	(264,150)	(256,600)	—	—	(520,750)
Shares granted	—	—	330,700	135,500	466,200
Shares forfeited	(53,350)	(49,883)	(51,200)	—	(154,433)

Outstanding at December 31, 2013 (1) (2)	—	158,317	279,500	135,500	573,317

(1)	All outstanding shares of restricted common stock at December 31, 2013 were unvested and subject to forfeiture.

Shares issued at $2.90 will vest as follows: 101,034 on January 19, 2014 and 57,283 on January 19, 2015.

Shares issued at $4.50 will vest as follows: 47,667 on January 24, 2014, 138,667 on January 24, 2015 and 93,166 on January 24, 2016.

Shares issued at $7.21 will vest as follows: 46,250 on January 2, 2014; 29,167 on January 19, 2014; 14,584 on January 19, 2015; 30,333 on January 24, 2015; and 15,166 on January 24, 2016.

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

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

13. Common Stock Warrant, Options and Restricted Common Stock, Continued

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the awards and totaled $0.8 million, $1.2 million and $0.3 million in 2013, 2012 and 2011, respectively. As required by GAAP, stock-based compensation expense is recorded as an expense and a corresponding increase to our stockholders’ equity as additional paid-in capital. At December 31, 2013, pre-tax compensation expense related to all nonvested awards of options and restricted stock not yet recognized totaled $1.9 million and such amount is expected to be recognized in the future over a weighted-average period of approximately 1.9 years.

Our income taxes payable for 2013 was reduced by the excess income tax benefit associated with the vesting of restricted common stock awards and the exercise of stock option awards (calculated as the difference between the fair market value of the stock at the vesting date versus the grant date in the case of stock awards and the difference between the fair market value of the stock at the exercise date versus the exercise price per share in the case of options, multiplied by our effective income tax rate). The net tax benefit amounted to $0.6 million and is required to be recorded as an increase to our paid-in capital. There was no such tax benefit for 2012 and 2011.

14. Income Taxes

We file a consolidated federal income tax return and combined state and city income tax returns in New York. INB files a state income tax return in Florida. All returns are filed on a calendar year basis. Our income tax returns that have been filed and are no longer subject to examination by taxing authorities are for years prior to 2010. Our Federal returns for 2008, 2009 and 2010 were audited by the Internal Revenue Service. This audit was completed in 2013 and no adjustments were proposed. As of December 31, 2013, our New York State returns for 2010, 2011 and 2012 were being audited and we are not aware of any proposed adjustments as of the date of filing of this report.

Allocation of our federal, state and local income tax expense between current and deferred portions is as follows:

($ in thousands)	Current	Deferred	Total
Year Ended December 31, 2013:
Federal	$420	$9,130	$9,550
State and Local	339	1,766	2,105

	$759	$10,896	$11,655

Year Ended December 31, 2012:
Federal	$370	$7,751	$8,121
State and Local	335	1,851	2,186

	$705	$9,602	$10,307

Year Ended December 31, 2011:
Federal	$958	$6,670	$7,628
State and Local	311	1,573	1,884

	$1,269	$8,243	$9,512

The components of the deferred tax expense are as follows:

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
NOL and AMT credit carryforwards	$7,353	$8,084	$8,138
Allowances for loan losses and real estate losses	1,597	1,315	484
Capitalized real estate expenses and nonaccrual interest	36	1,011	(232)
Impairment writedowns on investment securities	1,857	(282)	(86)
Deferred compensation and benefits	285	(355)	(48)
Depreciation	(234)	(166)	(16)
Deferred income	2	(5)	3

	$10,896	$9,602	$8,243

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

14. Income Taxes, Continued

The tax effects of the temporary differences that give rise to the deferred tax asset are as follows:

	At December 31,
($ in thousands)	2013	2012
NOL and AMT credit carryforwards	$3,061	$10,414
Allowances for loan losses and real estate losses	12,814	14,411
Capitalized real estate expenses and nonaccrual interest	1,152	1,188
Impairment writedowns on investment securities	—	1,857
Unrealized losses on securities available for sale	24	—
Deferred compensation and benefits	852	1,137
Depreciation	454	220
Deferred income	5	7

Total deferred tax asset	$18,362	$29,234

Our deferred tax asset in the table above arises from to the unrealized benefit for net temporary differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases that will result in future income tax deductions as well as any unused net operating loss carryforwards (NOLs) and Federal AMT credit carry forwards, all of which can be applied against and reduce our future taxable income and tax liabilities. At December 31, 2013, our remaining unused state and local NOLs amounted to approximately $30 million, which are available for state and local income tax purposes. The NOLs expire in 2030.

We have determined that a valuation allowance for our deferred tax asset was not required at any time during the reporting periods in this report because we believe that it is more likely than not that the asset will be fully realized. This conclusion is based on our taxable earnings history and our future projections of taxable income which indicate that we will be able to generate an adequate amount of future taxable income over a reasonable period of time to fully utilize the deferred tax asset.

The reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase resulting from:
State and local income tax rate, net of federal benefit	7.8	9.4	9.3
All other	1.8	1.4	1.5

Effective Income Tax Rate	44.6%	45.8%	45.8%

As a Delaware corporation not earning income in Delaware, IBC is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of IBC and is reported in the line item “All other” in the noninterest expense section of our statements of earnings. Total annual franchise tax expense was $0.2 million in 2013, 2012 and 2011.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

15. Earnings Per Common Share

Net earnings available to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	For the Year Ended December 31,
	2013	2012	2011
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$13,437,000	$10,421,000	$9,516,000
Weighted-Average number of common shares outstanding	21,894,030	21,566,009	21,126,187

Basic Earnings Per Common Share	$0.61	$0.48	$0.45

Diluted Earnings Per Common Share:
Net earnings available to common stockholders	$13,437,000	$10,421,000	$9,516,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	21,894,030	21,566,009	21,126,187
Potential dilutive shares resulting from exercise of warrants /options (1)	99,596	2,187	—

Total average number of common shares outstanding used for dilution	21,993,626	21,568,196	21,126,187

Diluted Earnings Per Common Share	$0.61	$0.48	$0.45

(1)

All outstanding options/warrants to purchase shares of our common stock were considered for the Diluted EPS computations and only those that were dilutive (as determined by using the treasury stock method prescribed by GAAP) were included in the diluted earnings per share computations above. In 2013, 2012 and 2011, 224,630, 997,622 and 1,085,622 of options/warrants to purchase common stock, respectively, were not dilutive because the exercise price per share of each option/warrant was above the average market price of our common stock during these periods.

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

In the first and second quarters of 2013, INB entered into settlement agreements with respect to certain litigation INB had pursued in connection with foreclosure actions it had commenced in 2010 on several of its loans. INB commenced the actions to collect, in one case, insurance proceeds, which it contended had been improperly paid to various third parties, and in another case, damages due to alleged legal malpractice when the loan was originated. As a result of these settlements, INB received net proceeds totaling $2.7 million and $0.1 million in the first and second quarters of 2013, respectively, which were recorded as $1.2 million of recoveries of prior loan charge offs and $1.6 million of recoveries of prior real estate expenses associated with two loans and underlying collateral property.

17. Contractual Death Benefit Payments

We are contractually obligated to pay through June 30, 2014 death benefits to the spouse of our former chairman, Jerome Dansker, pursuant to the terms of his employment agreements with IBC and its former subsidiary, IMC. At December 31, 2013, the remaining amount of death benefit payments payable totaled $0.2 million. In the event of the death of the former chairman’s spouse prior to June 30, 2014, any remaining unpaid payments will be paid by us in a lump sum to the spouse’s estate. We also have a ten-year employment and supplemental benefits agreement with our current Chairman, Mr. Lowell Dansker, which expires on June 30, 2014. Pursuant to the agreement, his annual base salary as of July 1, 2013, is $1.2 million and is subject to annual increases effective July 1st of each year of the term of the agreement based on various criteria. Mr. Dansker’s employment agreement also contains certain other provisions, including disability and death benefits and indemnification. In the event of Mr. Dansker’s disability, as defined in the agreement, or death, we would be obligated to pay to Mr. Dansker’s wife or his estate, as applicable, a specified amount over a period equal to the greater of (i) three years, and (ii) the number of months remaining in the stated term of the agreement. The specified amount is equal to a percentage, 50% in the case of disability and 25% in the case of death, of Mr. Dansker’s monthly base salary had the agreement continued in force and effect. No provision for this contingent liability has been made in the financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

18. Off-Balance Sheet Financial Instruments

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to INB. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by INB to guarantee the performance of its customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. INB had no standby letters of credit outstanding at December 31, 2013 or 2012.

The contractual amounts of off-balance sheet financial instruments are as follows:

	At December 31,
($ in thousands)	2013	2012
Commitments to extend credit	$19,386	$19,154
Unused lines of credit	877	854

	$20,263	$20,008

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

Capital Ratios. We believe that both IBC and INB met all capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with regulatory capital requirements from December 31, 2013.

Information regarding our regulatory capital and related ratios is summarized as follows:

	INB		IBC Consolidated
	At December 31,		At December 31,
($ in thousands)	2013	2012	2013	2012
Tier 1 capital (1)	$240,918	$244,081	$245,191	$249,465
Tier 2 capital	15,479	15,566	15,517	15,620

Total risk-based capital (2)	$256,397	$259,647	$260,708	$265,085

Net risk-weighted assets for regulatory purposes	$1,225,936	$1,232,670	$1,228,994	$1,238,024
Average assets for regulatory purposes	$1,581,713	$1,690,329	$1,586,416	$1,696,410

Total capital to risk-weighted assets	20.91%	21.06%	21.21%	21.41%
Tier 1 capital to risk-weighted assets	19.65%	19.80%	19.95%	20.15%
Tier 1 capital to average assets	15.23%	14.44%	15.46%	14.71%

(1)	IBC’s consolidated Tier 1 capital at both dates included $55 million of IBC’s outstanding qualifying trust preferred securities.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

19. Regulatory Capital and Regulatory Matters, Continued

The table that follows presents information regarding our actual capital and minimum capital requirements.

	Actual Capital		Minimum Under Prompt Corrective Action Provisions		Minimum To Be “Well Capitalized” Under Prompt Corrective Action Provisions		Minimum Under Agreement With OCC
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
IBC Consolidated at December 31, 2013:
Total capital to risk-weighted assets (1)	$260,708	21.21%	$98,320	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets (1)	$245,191	19.95%	$49,160	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets (1)	$245,191	15.46%	$63,457	4.00%	NA	NA	NA	NA
IBC Consolidated at December 31, 2012:
Total capital to risk-weighted assets	$265,085	21.41%	$99,042	8.00%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	$249,465	20.15%	$49,521	4.00%	NA	NA	NA	NA
Tier 1 capital to average assets	$249,465	14.71%	$67,856	4.00%	NA	NA	NA	NA

INB at December 31, 2013:
Total capital to risk-weighted assets	$256,397	20.91%	$98,075	8.00%	$122,594	10.00%	NA	NA
Tier 1 capital to risk-weighted assets	$240,918	19.65%	$49,037	4.00%	$73,556	6.00%	NA	NA
Tier 1 capital to average assets	$240,918	15.23%	$63,269	4.00%	$79,086	5.00%	NA	NA
INB at December 31, 2012:
Total capital to risk-weighted assets	$259,647	21.06%	$98,614	8.00%	$123,267	10.00%	$147,920	12.00%
Tier 1 capital to risk-weighted assets	$244,081	19.80%	$49,307	4.00%	$73,960	6.00%	$123,267	10.00%
Tier 1 capital to average assets	$244,081	14.44%	$67,613	4.00%	$84,516	5.00%	$152,130	9.00%

(1)

Assuming IBC had excluded all of its eligible outstanding trust preferred securities (which totaled $55 million) from its Tier 1 capital and included the entire amount in its Tier 2 capital, consolidated proforma capital ratios at December 31, 2013 would have been 21.21%, 15.48% and 11.99%, respectively.

The table that follows presents additional information regarding our capital adequacy at December 31, 2013.

	INB Regulatory Capital			Consolidated Regulatory Capital
($ in thousands)	Actual	Required (1)	Excess	Actual	Required	Excess
Total capital to risk-weighted assets	$256,397	$122,594	$133,803	$260,708	$98,320	$162,388
Tier 1 capital to risk-weighted assets	$240,918	$73,556	$167,362	$245,191	$49,160	$196,031
Tier 1 capital to average assets	$240,918	$79,086	$161,832	$245,191	$63,457	$181,734

(1)	Minimum amount required to be considered “Well-Capitalized.”

Formal Agreements and Regulatory Restrictions. Since January 2011, IBC has been operating under a written agreement with its primary regulator, the Federal Reserve Bank of New York (the “FRB”). The FRB agreement, among other things, requires IBC to use its financial and managerial resources to serve as a source of strength to INB. In addition, the FRB agreement requires IBC to obtain approval from the FRB to do any of the following: declare or pay dividends on its capital stock; take any payments from INB that represent a reduction in INB’s capital; make any distributions of interest, principal or other sums on IBC’s outstanding debt (subordinated debentures); and incur, increase or guarantee any debt or purchase or redeem any shares of IBC’s capital stock. IBC must also notify the FRB when appointing any new director or senior executive officer or changing responsibilities of any senior executive officer. IBC is also restricted in making certain severance and indemnification payments.

IBC believes that it has complied with all of the requirements of the above agreement. As of December 31, 2013, IBC remained subject to this written agreement with the FRB and all the restrictions contained therein, including those described above. The FRB has advised IBC that it is reviewing the need for such agreement.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

19. Regulatory Capital and Regulatory Matters, Continued

From December 2010 through March 20, 2013, INB was also operating under a formal written agreement with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”). INB’s agreement with the OCC required INB to take certain actions, including (1) creating a compliance committee to monitor and coordinate INB’s performance under the agreement and to submit periodic progress reports to the OCC, (2) develop strategic and capital plans covering at least three years, (3) complete an assessment of management and ensure effective management, and (4) develop programs related to: (i) loan portfolio management; (ii) criticized assets; (iii) loan review; (iv) credit concentrations; (v) accounting for other real estate owned; (vi) maintaining an adequate allowance for loan losses; (vii) liquidity risk management; and (viii) interest rate risk management. On March 21, 2013, INB received notification from the OCC that all of the actions taken by INB since December 2010 satisfied the OCC’s regulatory directives and the OCC terminated the agreement. Additionally, effective March 21, 2013, the OCC terminated its heightened regulatory capital requirements that had also been imposed on INB since February 2010. As a result, as of December 31, 2013, INB was no longer subject to any regulatory agreement or heightened capital requirements.

20. Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and to determine our fair value disclosures contained in this report.

At December 31, 2013 and 2012, we had no liabilities recorded at fair value and approximately $1.0 million of assets (comprised of securities available for sale) recorded at fair value on a recurring basis. From time to time, we are required to record at fair value other assets on a non-recurring basis, such as impaired loans and securities and real estate we own through foreclosure. These fair value adjustments generally involve the application of lower-of-cost-or-market accounting or writedowns of individual assets. All of our assets measured at fair value on a nonrecurring basis in this report used Level 3 inputs in the fair value measurements.

In accordance with GAAP, we group the fair value measurements of our assets and liabilities into three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

Level 1 – Fair value is based upon quoted prices for identical instruments traded in active markets. This level has the highest level of reliability;

Level 2 – Fair value is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market; and

Level 3 – Fair Value is generated from model-based techniques that use significant assumptions that generally are not observable in the marketplace. The assumptions used therein reflect our estimates of the assumptions that market participants would use in pricing the asset or liability, and cannot be assured that they would be identical. Valuation techniques for Level 3 include the use of discounted cash flow models.

The fair value results obtained through the use of Level 3 valuation techniques cannot be determined with precision. Moreover, any of the fair value estimates disclosed in this report may not be realized in an actual sale or immediate settlement of the asset or liability.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

20. Fair Value Measurements, Continued

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At December 31,
	2013	2012
($ in thousands)	Level 3	Level 3
Impaired loans (1) :
Commercial real estate	$52,407	$50,795
Multifamily	3,128	12,577
Land	1,625	2,601

Total impaired loans	57,160	65,973
Impaired securities (2)	—	3,721
Foreclosed real estate	10,669	15,923

	Accumulated Losses on
	Outstanding Balance		Total Losses (Gains) (3)
	At December 31,		For the Year Ended December 31,
($ in thousands)	2013	2012	2013	2012	2011
Impaired loans:
Commercial real estate	$10,294	$9,979	$2,053	$1,038	$4,936
Multifamily	598	3,092	(966)	(364)	4,190
Land	500	521	(21)	(488)	1,009

Total impaired loans	11,392	13,592	1,066	186	10,135
Impaired securities	—	4,233	(517)	582	201
Foreclosed real estate	2,017	5,339	142	4,161	3,161

(1)	Outstanding carrying value excludes a specific valuation allowance included in the overall allowance for loan losses. See notes 3 and 4 to the financial statements.
(2)	Comprised at December 31, 2012 of certain held-to maturity investments in trust preferred securities considered other than temporarily impaired. See note 2 to the financial statements.
(3)

Represents total losses or (gains) recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses or (gains) for impaired loans represent the change (before net chargeoffs) during the period in the corresponding specific valuation allowance, while the losses (gains) for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any recoveries of prior write downs and (gains) or losses from the transfer/sale of properties during the period. The (gains) losses on securities represent the total of other than temporary impairment charges and net gains from sales, which are recorded as components of noninterest income. See note 2 to the financial statements in this report.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

20. Fair Value Measurements, Continued

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the three-year period ended December 31, 2013.

	Impaired	Impaired	Foreclosed
($ in thousands)	Securities	Loans	Real Estate
Balance at December 31, 2010	$4,580	$56,555	$27,064

Net new impaired loans	—	41,768	—
Principal repayments/sales	—	(18,198)	—
Chargeoffs	—	(9,481)	—
Ttransferred to foreclosed real estate	—	(4,375)	4,375
Other than temporary impairment writedowns	(201)	—	—
Writedowns of carrying value subsequent to foreclosure	—	—	(3,349)
Gain on sales/transfers from loans	—	—	188
All other	(1)	—	—

Balance at December 31, 2011	$4,378	$66,269	$28,278

Net new impaired loans	—	19,875	—
Principal repayments/sales	(75)	(12,330)	(12,883)
Chargeoffs	—	(3,152)	—
Ttransferred to foreclosed real estate	—	(4,689)	4,689
Other than temporary impairment writedowns	(582)	—	—
Writedowns of carrying value subsequent to foreclosure	—	—	(4,068)
Loss on sales	—	—	(93)

Balance at December 31, 2012	$3,721	$65,973	$15,923

Net new impaired loans	—	16,122	—
Principal repayments/sales	(4,238)	(19,957)	(8,152)
Chargeoffs	—	(1,938)	—
Ttransferred to foreclosed real estate	—	(3,040)	3,040
Other than temporary impairment writedowns	(964)	—	—
Writedowns of carrying value subsequent to foreclosure	—	—	(1,105)
Gain on sales	1,481	—	963

Balance at December 31, 2013	$—	$57,160	$10,669

We are required to disclose the estimated fair value of each class of our financial instruments for which it is practicable to estimate, which values are shown in the table that follows on the next page. The fair value of a financial instrument is the current estimated amount that would be exchanged between willing parties, other than in a forced liquidation. The fair value estimates are made at a specific point in time based on available information. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. Fair value estimates included in the table are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the fair value of assets that are not required to be recorded or disclosed at fair value, like our premises and equipment. Accordingly, the aggregate fair value amounts presented in the table that follows may not necessarily represent the underlying fair value of our Company. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates presented in the table.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

20. Fair Value Measurements, Continued

The carrying and estimated fair values of our financial instruments are as follows:

	At December 31, 2013		At December 31, 2012
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (1)	$24,700	$24,700	$60,395	$60,395
Time deposits with banks (1)	5,370	5,370	5,170	5,170
Securities available for sale, net (1)	965	965	1,000	1,000
Securities held to maturity, net (2)	383,937	378,507	443,777	442,166
FRB and FHLB stock (3)	8,244	8,244	8,151	8,151
Loans receivable, net (3)	1,099,689	1,100,858	1,079,363	1,102,333
Accrued interest receivable (3)	4,861	4,861	5,191	5,191
Loan fees receivable (3)	2,298	1,808	3,108	2,547

Total Financial Assets	$1,530,064	$1,525,313	$1,606,155	$1,626,953

Financial Liabilities:
Deposits (3)	$1,282,232	$1,294,690	$1,362,619	$1,389,629
Borrowed funds plus accrued interest payable (3)	57,570	57,260	62,930	62,448
Accrued interest payable on deposits (3)	1,508	1,508	2,379	2,379
Commitments to lend (3)	408	408	386	386

Total Financial Liabilities	$1,341,718	$1,353,866	$1,428,314	$1,454,842

Net Financial Assets	$188,346	$171,447	$177,841	$172,111

(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements to be Level 2, except for our corporate security investments held to maturity, which are considered to be Level 3.
(3)	We consider these fair value measurements to be Level 3.

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and Equivalents and Time Deposits with Banks - Carrying value approximated estimated fair value because of the relatively short time between the origination of the instrument and its expected realization.

Securities - Except for investments in corporate securities, the estimated fair value for our securities held to maturity and available for sale was obtained from third-party brokers who provided quoted prices derived from active markets for identical or similar securities. The estimated fair value of our corporate security investments, which did not have an active trading market, were obtained from a third-party pricing service, which used a complex valuation model that factored in numerous assumptions and data, including anticipated discounts related to illiquid trading markets, and credit and interest rate risk. The estimated fair value of our investments in FRB and FHLB stock approximated carrying value since the securities were redeemable at cost.

Loans Receivable - The estimated fair value of non-impaired loans was based on a discounted cash flow analysis using discount rates which we believe a third party would require as a reasonable rate of return for loans in our portfolio with similar terms and credit quality. The estimated fair value of impaired loans was approximated to be their net carrying value, net of any specific reserve, as of the dates indicated. We can make no assurance that our perception and quantification of the factors we used in determining the estimated fair value of our loans, including our estimate of perceived credit risk, would be viewed in the same manner as that of a potential investor. Therefore, changes in any of our assumptions could cause the fair value estimates of our loans to deviate substantially.

Deposits - The estimated fair value of deposits with no stated maturity, such as savings, money market, checking and noninterest-bearing demand deposit accounts approximated carrying value since these deposits are payable on demand. The estimated fair value of certificates of deposit (CDs) was based on a discounted cash flow analysis using a discount rate estimated from comparison to interest rates offered by INB as of the dates indicated for CDs with similar remaining maturities. We can make no assurance that this discount rate would be the same used by a potential purchaser. Therefore, any changes in the discount rate could cause their fair value to deviate substantially.

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

20. Fair Value Measurements, Continued

Borrowed Funds and Accrued Interest Payable - The estimated fair value of borrowed funds and related accrued interest payable was based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what we believe to be our incremental borrowing rate for similar arrangements.

All Other Financial Assets and Liabilities - The estimated fair value of accrued interest receivable and accrued interest payable on deposits approximated their carrying values since these instruments have a relatively short time before they are realized or satisfied as the case may be. The estimated fair value of loan fees receivable is based on a discounted cash flow analysis using the same discount rate that was used to value non-impaired loans. The carrying amounts of commitments to lend approximated estimated fair value. Estimated fair value was based on fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter party’s credit standing.

21. Holding Company Financial Information

The following IBC (parent company only) condensed financial information should be read in conjunction with the other notes to the consolidated financial statements in this report.

Condensed Balance Sheets

	At December 31,
($ in thousands)	2013	2012
ASSETS
Cash and due from banks	$319	$46
Short-term investments	2,241	8,070

Total cash and cash equivalents	2,560	8,116
Loans receivable (net of allowance for loan losses of $50)	1,777	2,753
Investment in consolidated subsidiaries	240,918	254,815
Investment in unconsolidated subsidiaries - Intervest Statutory Trusts	1,702	1,702
Deferred income tax asset	6,800	5,748
Deferred debenture offering costs, net of amortization	742	779
All other assets	220	388

Total assets	$254,719	$274,301

LIABILITIES
Debentures payable - capital securities	$56,702	$56,702
Accrued interest payable on debentures	868	6,228
All other liabilities	158	424

Total liabilities	57,728	63,354

STOCKHOLDERS’ EQUITY
Preferred equity, net of preferred stock discount	—	24,624
Common equity	196,991	186,323

Total stockholders’ equity	196,991	210,947

Total liabilities and stockholders’ equity	$254,719	$274,301

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

21. Holding Company Financial Information, Continued

Condensed Statements of Earnings

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
Interest income	$129	$264	$475
Interest expense	1,679	1,848	2,072

Net interest expense	(1,550)	(1,584)	(1,597)
Provision for loan losses	—	—	290
Noninterest income	5	5	8
Noninterest expenses	745	773	816

Loss before credit for income taxes	(2,290)	(2,352)	(2,695)
Credit for income taxes	1,052	1,080	1,237

Net loss before earnings of subsidiary	(1,238)	(1,272)	(1,458)
Equity in undistributed earnings of Intervest National Bank	15,732	13,494	12,704

Consolidated net earnings	14,494	12,222	11,246
Preferred stock dividend requirements and discount amortization (1)	1,057	1,801	1,730

Consolidated net earnings available to common stockholders	$13,437	$10,421	$9,516

(1)	Represents dividend requirements on preferred stock and amortization of related preferred stock discount.

Condensed Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Consolidated net earnings	$14,494	$12,222	$11,246
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in earnings of subsidiary	(15,732)	(13,494)	(12,704)
Cash dividends from subsidiary	31,000	—	—
(Decrease) increase in accrued interest payable on debentures	(5,360)	1,867	2,099
All other, net change	(1,460)	(1,116)	(926)

Net cash provided by (used in) operating activities	22,942	(521)	(285)

INVESTING ACTIVITIES
Return of capital from subsidiary	—	—	229
Net decrease in loans receivable	981	45	3,884
Purchase of premises and equipment	(154)	—	—

Net cash provided by investing activities	827	45	4,113

FINANCING ACTIVITIES
Net (decrease) increase in mortgage escrow funds payable	(84)	44	(217)
Redemption of preferred stock	(24,813)	—	—
Cash dividends paid to preferred stockholders	(5,068)	—	—
Proceeds from issuance of common stock upon exercise of options	61	—	—
Excess tax benefit from exercise of options and vesting of restricted stock	579	—	—

Net cash (used in) provided by financing activities	(29,325)	44	(217)

Net (decrease) increase in cash and cash equivalents	(5,556)	(432)	3,611
Cash and cash equivalents at beginning of year	8,116	8,548	4,937

Cash and cash equivalents at end of year	$2,560	$8,116	$8,548

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$7,002	$—	$—
Cash paid for (received from refunds of) income taxes, net	—	—	(43)
Transfer of loans from subsidiary	—	—	7,437
Transfer of all other net assets from subsidiary	—	—	1,030
Subsidiary’s compensation expense related to equity awards	823	1,194	326
Preferred dividend requirements and amortization of preferred stock discount	1,057	1,801	1,730

Intervest Bancshares Corporation and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

22. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited interim results of operations and other period-end selected information by quarter for the years ended December 31, 2013 and 2012.

	2013
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$16,249	$15,623	$15,624	$16,120
Interest expense	7,245	7,048	6,794	6,023

Net interest and dividend income	9,004	8,575	8,830	10,097
(Credit) provision for loan losses	(1,000)	(750)	250	950

Net interest and dividend income after (credit) provision for loan losses	10,004	9,325	8,580	9,147
Noninterest income	743	702	901	2,600
Noninterest expenses:
Provision for real estate losses	629	76	250	150
Real estate expenses (income), net	(986)	(346)	212	284
Operating expenses	4,138	3,954	3,862	3,630

Earnings before provision for income taxes	6,966	6,343	5,157	7,683
Provision for income taxes	3,075	2,804	2,300	3,476

Net earnings	3,891	3,539	2,857	4,207
Preferred dividend requirements and discount amortization	462	326	269	—

Net earnings available to common stockholders	$3,429	$3,213	$2,588	$4,207

Basic earnings per common share	$0.16	$0.14	$0.12	$0.19
Diluted earnings per common share	0.16	0.14	0.12	0.19
Cash dividends paid per common share	—	—	—	—

Total assets	$1,627,787	$1,596,639	$1,584,239	$1,567,796
Total cash, short-term investments and security investments	507,665	512,573	461,197	423,216
Total loans, net of unearned fees	1,081,482	1,056,191	1,100,277	1,127,522
Total deposits	1,318,215	1,293,175	1,298,403	1,282,232
Total borrowed funds and related accrued interest payable	63,373	56,760	57,165	57,570
Total stockholders’ equity	215,265	211,775	192,288	196,991

	2012
($ in thousands, except per share amounts)	Q1	Q2	Q3	Q4
Interest and dividend income	$20,698	$19,706	$19,082	$17,798
Interest expense	10,740	10,001	9,223	8,103

Net interest and dividend income	9,958	9,705	9,859	9,695
Provision for loan losses	—	—	—	—

Net interest and dividend income after provision for loan losses	9,958	9,705	9,859	9,695
Noninterest income	1,125	1,406	1,187	2,476
Noninterest expenses:
Provision for real estate losses	511	1,397	1,025	1,135
Real estate expenses, net	460	479	883	324
Operating expenses	4,164	4,149	4,160	4,195

Earnings before provision for income taxes	5,948	5,086	4,978	6,517
Provision for income taxes	2,694	2,326	2,300	2,987

Net earnings	3,254	2,760	2,678	3,530
Preferred dividend requirements and discount amortization	444	448	453	456

Net earnings available to common stockholders	$2,810	$2,312	$2,225	$3,074

Basic earnings per common share	$0.13	$0.11	$0.10	$0.14
Diluted earnings per common share	0.13	0.11	0.10	0.14
Cash dividends paid per common share	—	—	—	—

Total assets	$1,909,052	$1,862,110	$1,751,880	$1,665,792
Total cash, short-term investments and security investments	691,205	667,509	546,397	518,493
Total loans, net of unearned fees	1,155,437	1,137,780	1,155,171	1,107,466
Total deposits	1,599,653	1,554,615	1,432,209	1,362,619
Total borrowed funds and related accrued interest payable	72,064	72,528	69,487	62,930
Total stockholders’ equity	201,051	204,121	207,108	210,947

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on such evaluation, the Principal Executive and Financial Officers have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective. No changes in our internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control” included in Item 8.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors. The information required by this item is contained under the section entitled “Proposal One: Election of Directors” in IBC’s definitive proxy statement for its 2014 Annual Meeting (the “Proxy Statement”) to be held in May 2014, which will be filed with the SEC within 120 days from December 31, 2013, and is incorporated herein by reference.

Executive Officers. The information required by this item is set forth at the end of Part I of this report under the caption “Executive Officers and Other Significant Employees.”

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

Code of Business Conduct and Ethics. We have a written code of business conduct and ethics that applies to our directors, officers and employees, and we also have a written code of ethics for our principal executive and financial and accounting officers. Our Audit Committee has procedures for the submission of complaints or concerns regarding financial statement disclosures and other matters. A copy of these documents has been posted on our website at www.intervestbancsharescorporation.com. We intend to disclose future amendments to, or waivers from, our code of ethics by posting that information on our website within four business days following the date of such amendment or waiver.

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

The information required by this item regarding the report of the Compensation Committee of our Board of Directors is contained in the Proxy Statement under the caption “Executive Compensation - Report of the Compensation Committee of the Board of Directors” and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Exercises, Grants and Outstanding Equity Awards” of the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements: See Part II, Item 8 “Financial Statements and Supplementary Data”.

(2) Financial Statement Schedules: See Part II, Item 8 “Financial Statements and Supplementary Data”.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

By:	/s/ Lowell S. Dansker	Date:	March 3, 2014
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

Chairman, Chief Executive Officer and Director:
(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date: March 3, 2014
Lowell S. Dansker

Chief Financial and Accounting Officer:
(Principal Financial Officer):

By:	/s/ John J. Arvonio	Date: March 3, 2014
John J. Arvonio

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date: March 3, 2014
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date: March 3, 2014
Michael A. Callen

By:	/s/ C. Wayne Crowell	Date: March 3, 2014
C. Wayne Crowell

By:	/s/ Paul R. DeRosa	Date: March 3, 2014
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date: March 3, 2014
Wayne F. Holly

By:	/s/ Susan R. Katzke	Date: March 3, 2014
Susan R. Katzke

By:	/s/ Lawton Swan, III	Date: March 3, 2014
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date: March 3, 2014
Thomas E. Willett

By:	/s/ Wesley T. Wood	Date: March 3, 2014
Wesley T. Wood

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date

3.1 *	Restated Certificate of Incorporation of IBC	8-K	000-23377	3.1	05/25/12

3.2 *	Bylaws of IBC as amended	8-K	000-23377	3.1	12/17/07

3.3 *	Certificate of designation of IBC preferred stock issued to U.S. Treasury dated December 18, 2008	8-K	000-23377	3.1	12/23/08

4.1 *	Form of Certificate for Shares of Common Stock of IBC	SB-2	033-82246	4.1	09/15/04

4.2 *	Warrant issued to U.S. Treasury to purchase Common Stock	8-K	000-23377	4.1	12/23/08

4.3 *	Form of Indenture between IBC and U.S Bank dated as of September 17, 2003	10-K	000-23377	4.9	03/19/04

4.4 *	Form of Indenture between IBC and U.S Bank dated as of March 17, 2004	10-Q	000-23377	4.10	11/12/04

4.5 *	Form of Indenture between IBC and Wilmington Trust dated as of September 20, 2004	10-Q	000-23377	4.11	11/12/04

4.6 *	Form of Indenture between IBC and Wilmington Trust dated as of September 21, 2006	10-Q	000-23377	4.1	11/02/06

10.1 +*	Employment Agreement between IBC and Lowell Dansker dated July 1, 2004	10-Q	000-23377	10.1	11/12/04

10.2+*	Employment Agreement between IMC and Jerome Dansker, dated as of July 1, 1995	S-11	033-96662	10.2	11/15/04

10.3 +*	IBC Long Term Incentive Plan	S-8	333-38651	4.4	11/13/06

10.4+*	Amendment to Lowell Dansker’s Employment Agreement dated June 21, 2007	8-K	000-23377	10.1	06/25/07

10.5 *	Securities purchase agreement between IBC and U.S. Treasury dated December 23, 2008	8-K	000-23377	10.1	12/23/08

10.6 *	Form of waiver dated as of December 23, 2008	8-K	000-23377	10.2	12/23/08

10.7+ *	Form of Non-Qualified Option Agreement	10-K	000-23377	10.11	03/02/10

10.8*	Formal Agreement between INB and The Comptroller of the Currency	8-K	000-23377	10.1	12/10/10

10.9+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	12/15/10

10.10+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	12/15/10

10.11*	Formal Agreement between IBC and Federal Reserve Bank of New York	8-K	000-23377	10.1	01/20/11

10.12+*	IBC 2013 Equity Incentive Plan	DEF-14A	000-23377	Appendix A	04/11/13

10.13+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	01/23/12

10.14+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	01/23/12

10.15+*	Form of Restricted Stock Award Agreement (Employees)	8-K	000-23377	10.3	01/23/12

10.16+*	Form of Restricted Stock Award Agreement (Named Executive Officer)	8-K	000-23377	10.1	01/28/13

10.17+*	Form of Restricted Stock Award Agreement (Non-Employee Directors)	8-K	000-23377	10.2	01/28/13

10.18+*	Form of Restricted Stock Award Agreement (Employees)	8-K	000-23377	10.3	01/28/13

10.19+*	Form of Restricted Stock Award Agreement (Named Executive Officer and Directors)	8-K	000-23377	10.1	01/27/14

10.20+*	Form of Stock Appreciation Right Award Agreement (Named Executive Officers)	8-K	000-23377	10.2	01/27/14

12.0	Computation of ratios of earnings to fixed charges			Filed herewith

14.1 *	Code of Business Conduct	10-K	000-23377	14.1	03/28/05

14.2 *	Code of Ethics	10-K	000-23377	14.2	03/28/05

14.3 *	Procedures for Submissions Regarding Questionable Accounting, Internal Accounting Controls and Auditing Matters	10-K	000-23377	14.3	03/12/07

21.0	Subsidiaries			Filed herewith

23.0	Consent of Independent Registered Public Accounting Firm			Filed herewith

24.0	Power of Attorney (included herein on the signature page)

31.0	Certification of principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002			Filed herewith

31.1	Certification of principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002			Filed herewith

32.0	Certification of principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002			Filed herewith

99.1	Certification of principal executive officer pursuant to Section 11 of The EESA of 2008			Filed herewith

99.2	Certification of principal financial officer pursuant to Section 11 of The EESA of 2008			Filed herewith

101	The following materials from Intervest Bancshares Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) related financial statement footnotes.			Filed herewith

*	Previously filed. + Denotes management contract or compensatory plan or arrangement.