Form 10-Q
period 2014-03-31
INTERVEST BANCSHARES CORP
filed 2014-04-30
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     YES  ☐    NO  ☒.

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2014, there were 22,022,040 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

March 31, 2014 FORM 10-Q

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. We are making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q, including without limitation statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” “objective,” and similar words or expressions of the future are intended to identify forward-looking statements. Except for historical information, the matters discussed herein are subject to certain risks and uncertainties that may adversely affect our business, financial condition and results of operations. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: changes in economic conditions and real estate values both nationally and in our market areas; changes in our borrowing facilities, volume of loan originations and deposit flows; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL carry forwards; and our ability to attract and retain key members of management. Reference is made to our filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding our business. Historical results are not necessarily indicative of our future prospects. Our risk factors are disclosed in Item 1A of Part I of our Annual Report on Form 10-K and updated as needed in Item 1A of Part II of our reports on Form 10-Q. Forward looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise forward looking information, whether as a result of new, updated information, future events, or otherwise.

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Balance Sheets

	At March 31,	At December 31,
($ in thousands, except par value)	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$77,592	$16,689
Federal funds sold and other short-term investments	1,565	8,011

Total cash and cash equivalents	79,157	24,700
Time deposits with banks	5,370	5,370
Securities available for sale, at estimated fair value	980	965
Securities held to maturity (estimated fair value of $342,888 and $378,507, respectively)	346,425	383,937
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,260	8,244
Loans receivable (net of allowance for loan losses of $27,418 and $27,833, respectively)	1,114,813	1,099,689
Accrued interest receivable	4,630	4,861
Loan fees receivable	2,266	2,298
Premises and equipment, net	4,029	4,056
Foreclosed real estate (net of valuation allowance of $1,193 and $2,017, respectively)	9,335	10,669
Deferred income tax asset	16,317	18,362
Other assets	4,445	4,645

Total assets	$1,596,027	$1,567,796

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$5,570	$5,211
Interest-bearing deposit accounts:
Checking (NOW) accounts	17,763	17,831
Savings accounts	9,706	10,027
Money market accounts	359,457	367,384
Certificate of deposit accounts	911,476	881,779

Total deposit accounts	1,303,972	1,282,232
Long-term debt - subordinated debentures (capital securities)	56,702	56,702
Accrued interest payable on long term debt	67	868
Accrued interest payable on deposits	1,099	1,508
Mortgage escrow funds payable	25,309	18,879
Official checks outstanding	4,685	7,335
Other liabilities	2,549	3,281

Total liabilities	1,394,383	1,370,805

STOCKHOLDERS’ EQUITY
Common stock ($1.00 par value; 62,000,000 shares authorized; 22,021,190 and 21,918,623 shares issued and outstanding, respectively)	22,021	21,919
Additional paid-in-capital, common	88,972	88,043
Unearned compensation on restricted common stock awards	(2,123)	(1,898)
Retained earnings	92,801	88,959
Accumulated other comprehensive loss	(27)	(32)

Total stockholders’ equity	201,644	196,991

Total liabilities and stockholders’ equity	$1,596,027	$1,567,796

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended March 31,
($ in thousands, except per share data)	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable	$14,315	$15,153
Securities	1,181	1,078
Other interest-earning assets	17	18

Total interest and dividend income	15,513	16,249

INTEREST EXPENSE
Deposits	4,871	6,806
Subordinated debentures - capital securities	399	439

Total interest expense	5,270	7,245

Net interest and dividend income	10,243	9,004
Credit for loan losses	(500)	(1,000)

Net interest and dividend income credit for loan losses	10,743	10,004

NONINTEREST INCOME
Income from the early repayment of mortgage loans	508	667
Income from mortgage lending activities	279	371
Customer service fees	79	71
Impairment writedowns on investment securities	—	(366)

Total noninterest income	866	743

NONINTEREST EXPENSES
Salaries and employee benefits	2,242	1,950
Stock compensation for employees and directors	495	254
Occupancy and equipment, net	583	516
Data processing	108	91
Professional fees and services	337	384
Stationery, printing, supplies, postage and delivery	80	61
FDIC insurance	249	505
General insurance	147	152
Director and committee fees	104	104
Advertising and promotion	23	5
Real estate activities expense (income), net	201	(986)
Provision for real estate losses	—	629
All other	204	116

Total noninterest expenses	4,773	3,781

Earnings before provision for income taxes	6,836	6,966
Provision for income taxes	2,994	3,075

Net earnings	3,842	3,891
Preferred stock dividend requirements and discount amortization	—	(462)

Net earnings available to common stockholders	$3,842	$3,429

Basic earnings per common share	$0.17	$0.16
Diluted earnings per common share	$0.17	$0.16
Cash dividends per common share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended March 31,
($ in thousands)	2014	2013
Net earnings	$3,842	$3,891
Other Comprehensive Income:
Net unrealized holding gain on available-for-sale securities	8	—
Provision for income taxes related to unrealized gain on available-for-sale securities	(3)	—

Other comprehensive income, net of tax	5	—

Total comprehensive income	$3,847	$3,891

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Quarter-Ended March 31,
	2014		2013
($ in thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK

Balance at beginning and end of period	—	—	25,000	25

ADDITIONAL PAID-IN-CAPITAL, PREFERRED

Balance at beginning and end of period Balance at end of period		—		24,975

PREFERRED STOCK DISCOUNT
Balance at beginning of period		—		(376)
Amortization of preferred stock discount		—		96

Balance at end of period		—		(280)

COMMON STOCK
Balance at beginning of period	21,918,623	21,919	21,589,589	21,590
Issuance of shares of restricted stock	92,000	92	330,700	331
Issuance of shares upon exercise of stock options	10,567	10	7,300	7
Forfeiture of shares of restricted stock	—	—	(2,500)	(3)

Balance at end of period	22,021,190	22,021	21,925,089	21,925

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		88,043		85,726
Issuance of shares of restricted stock		612		1,157
Issuance of shares upon exercise of stock options		20		21
Forfeiture of shares of restricted stock		—		(6)
Excess income tax benefit from equity awards		292		145
Compensation expense related to stock options		5		12

Balance at end of period		88,972		87,055

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(1,898)		(715)
Issuance of shares of restricted stock		(704)		(1,488)
Amortization of unearned compensation to compensation expense		479		251

Balance at end of period		(2,123)		(1,952)

RETAINED EARNINGS
Balance at beginning of period		88,959		79,722
Net earnings		3,842		3,891
Preferred stock discount amortization		—		(96)

Balance at end of period		92,801		83,517

ACCUMULATED OTHER COMPREHENSIVE LOSS				—
Balance at beginning of year		(32)		—
Net change in accumulated other comprehensive loss		5		—

Balance at end of period		(27)		—

Total stockholders’ equity at end of period	22,021,190	$201,644	21,950,089	$215,265

Preferred stockholder’s equity	—	$—	25,000	$24,720
Common stockholders’ equity	22,021,190	201,644	21,925,089	190,545

Total stockholders’ equity at end of period	22,021,190	$201,644	21,950,089	$215,265

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter-Ended March 31,
($ in thousands)	2014	2013
OPERATING ACTIVITIES
Net earnings	$3,842	$3,891
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96	85
Net credit for loan and real estate losses	(500)	(371)
Deferred income tax expense	2,042	2,741
Stock compensation expense	495	254
Amortization of deferred debenture offering costs	9	9
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(55)	226
Net gain from sale of foreclosed real estate	(72)	—
Impairment writedowns on investment securities	—	366
Net decrease in loan fees receivable	32	231
Net (decrease) increase in accrued interest payable on borrowed funds	(801)	443
Net decrease in official checks outstanding	(2,650)	(3,011)
Net change in all other assets and liabilities	(184)	174

Net cash provided by operating activities	2,254	5,038

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	46,415	49,330
Purchases of securities held to maturity	(9,219)	(15,791)
Purchases of securities available for sale	(7)	(5)
Purchases of interest-earning time deposits with banks	—	(200)
Purchases of FRB and FHLB stock, net	(16)	(10)
(Originations) repayments of loans receivable, net	(14,799)	24,095
Proceeds from sales of foreclosed real estate	1,406	—
Purchases of premises and equipment, net	(69)	(42)

Net cash provided by investing activities	23,711	57,377

FINANCING ACTIVITIES
Net increase (decrease) in deposits	21,740	(44,404)
Net increase in mortgage escrow funds payable	6,430	5,366
Proceeds from issuance of common stock upon exercise of stock options	30	28
Excess tax benefit from exercise of options and vesting of restricted stock	292	145

Net cash provided by (used in) financing activities	28,492	(38,865)

Net increase in cash and cash equivalents	54,457	23,550
Cash and cash equivalents at beginning of period	24,700	60,395

Cash and cash equivalents at end of period	$79,157	$83,945

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$6,471	$7,576
Cash paid for income taxes	75	145
Loans transferred to foreclosed real estate	—	3,040
Preferred stock dividend requirements and amortization of related discount	—	462

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

General

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a description of our business, see note 1 to the financial statements in our 2013 Annual Report on Form 10-K (“2013 10-K”). Our accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry and are described in note 1 to the financial statements in our 2013 10-K, as updated by the information in this Form 10-Q.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements (“financial statements”) in this report have not been audited except for information derived from our audited 2013 consolidated financial statements and notes thereto and should be read in conjunction with our 2013 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this report pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Stock-Based Compensation

We recognize the cost of our employee and director services received in exchange for awards of our equity instruments (which are in the form of restricted stock, stock options and cash-settled stock appreciation rights or “SARs”) that vest over time based on the grant-date fair value of the awards. The fair value of restricted stock grants is based on the closing market value of our common stock as reported on the Nasdaq Stock Market on the grant date. The fair value of options and SARs is estimated using the Black-Scholes option-pricing model based on various inputs and assumptions that are described in note 9. Compensation cost, or the grant-date fair value of the awards, related to equity awards is recognized on a straight-line basis over the requisite service period, which is normally the vesting period of the grants.

For SARs only, fair value is re-measured at the end of each reporting period and amortized as compensation cost over the remaining requisite service period less amounts previously recognized. The SARs represent liability-classified awards that are remeasured to reflect their fair value at each reporting period. After the requisite service period is completed, the SAR’s fair value continues to be remeasured each reporting period until settlement and any increase/decrease in the fair value is immediately recognized as an increase/decrease to our reported stock compensation expense. Upon cash-settlement of a SAR, stock compensation expense is trued-up to equal the SAR’s intrinsic cash value on the date of settlement.

Stock-based compensation associated with equity awards is recorded as stock compensation expense in the statement of earnings and a corresponding increase to stockholders’ equity as additional paid-in capital for amounts related to restricted stock and stock options, and corresponding increase to accrued stock compensation payable for amounts related to the SARs, which is reported as part of our “other liabilities” in our balance sheet.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies, Continued

For any excess income tax benefit associated with the vesting of restricted common stock awards and the exercise of stock option awards (calculated as the difference between the fair market value of the stock at the vesting date versus the grant date in the case of stock awards and the difference between the fair market value of the stock at the exercise date versus the exercise price per share in the case of options, multiplied by our effective income tax rate) is recorded as decrease to our income taxes payable and an increase in stockholders’ equity as paid-in capital.

Recent Accounting Standards Update

In February 2013, the FASB Issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU. We adopted this ASU on January 1, 2014 and it had no impact on our financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this ASU on January 1, 2014 and it had no impact on our financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for us beginning January 1, 2015.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Securities Held to Maturity and Available for Sale

The carrying value (amortized cost) and estimated fair value of securities held to maturity (“HTM”) are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At March 31, 2014
U.S. government agencies (1)	143	$267,475	$359	$3,529	$264,305	1.00%	3.1 Yrs	3.8 Yrs
Residential mortgage-backed (2)	63	78,419	310	675	78,054	1.87%	4.4 Yrs	14.1 Yrs
State and municipal	1	531	—	2	529	1.25%	3.0 Yrs	3.0 Yrs

	207	$346,425	$669	$4,206	$342,888	1.20%	3.4 Yrs	6.1 Yrs

At December 31, 2013
U.S. government agencies (1)	161	$305,906	$410	$4,947	$301,369	0.94%	3.0 Yrs	3.8 Yrs
Residential mortgage-backed (2)	57	77,500	130	1,017	76,613	1.79%	4.3 Yrs	14.7 Yrs
State and municipal	1	531	—	6	525	1.25%	3.2 Yrs	3.3 Yrs

	219	$383,937	$540	$5,970	$378,507	1.11%	3.3 Yrs	6.0 Yrs

(1)	Consist of debt obligations of U.S. government sponsored agencies (GSEs)—Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), which are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments are guaranteed by the U.S. government nor do they constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. FNMA and FHLMC are under U.S. government conservatorship.
(2)	At March 31, 2014, the portfolio consisted of $12.8 million of Government National Mortgage Association (GNMA) residential pass-through certificates and $65.6 million of residential participation certificates issued by FNMA or FHLMC, compared to $13.6 million and $63.9 million, respectively, at December 31, 2013. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments. Included in this line item are investments in FNMA DUS mortgage-backed securities (of approximately $11 million at March 31, 2014 and $7.0 million at December 31, 2013) that are backed by eligible multifamily pools that typically contain one loan or single purpose entity.

The estimated fair values of HTM securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

		Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At March 31, 2014
U.S. government agencies	127	$227,279	$3,411	$6,381	$118	$233,660	$3,529
Residential mortgage-backed	40	39,011	591	6,451	84	45,462	675
State and municipal	1	529	2	—	—	529	2

	168	$266,819	$4,004	$12,832	$202	$279,651	$4,206

At December 31, 2013
U.S. government agencies	130	$233,930	$4,791	$7,344	$156	$241,274	$4,947
Residential mortgage-backed	41	48,862	987	3,284	30	52,146	1,017
State and municipal	1	525	6	—	—	525	6

	172	$283,317	$5,784	$10,628	$186	$293,945	$5,970

All HTM securities were investment grade rated. The securities had either fixed interest rates or had predetermined scheduled interest rate increases and nearly all had call or prepayment features that allow the issuer to repay all or a portion of the security at par before its stated maturity without penalty. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. The estimated fair values disclosed in this footnote for HTM securities were obtained from a third-party pricing service that used Level 2 inputs. At March 31, 2014 and December 31, 2013, INB, which owned the HTM portfolio, also had the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Accordingly, we viewed all the gross unrealized losses related to the HTM portfolio as of those dates to be temporary for the reasons noted above.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Securities Held to Maturity and Available for Sale, Continued

The following table is a summary of the carrying value (amortized cost) and estimated fair value of HTM securities at March 31, 2014, by remaining period to contractual maturity (ignoring earlier call dates, if any). The amounts reported in the table also did not consider the effects of possible prepayments or unscheduled repayments. Accordingly, actual maturities may differ from contractual maturities shown in the table.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield
Due in one year or less	$8,339	$8,377	1.32%
Due after one year through five years	237,125	234,698	0.96
Due after five years through ten years	50,439	49,530	1.59
Due after ten years	50,522	50,283	1.93

	$346,425	$342,888	1.20%

At March 31, 2014 and December 31, 2013, the carrying value (estimated fair value) of securities available for sale amounted to approximately $1.0 million. The investment represented approximately 92,364 and 91,700 shares, respectively, of an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Note 3 - Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At March 31, 2014		At December 31, 2013
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	406	$862,100	394	$838,766
Multifamily loans	139	209,593	138	210,270
One to four family loans	18	64,366	20	72,064
Land loans	5	9,116	5	9,178

	568	1,145,175	557	1,130,278

All Other Loans:
Business loans	18	1,069	19	1,061
Consumer loans	10	190	12	211

	28	1,259	31	1,272

Loans receivable, gross	596	1,146,434	588	1,131,550
Deferred loan fees		(4,203)		(4,028)

Loans receivable, net of deferred fees		1,142,231		1,127,522
Allowance for loan losses		(27,418)		(27,833)

Loans receivable, net		$1,114,813		$1,099,689

Loans 90 days past due and still accruing interest - At March 31, 2014, there were no loans 90 days past due and still accruing, compared to three loans totaling $4.1 million at December 31, 2013.

Loans on nonaccrual status - At March 31, 2014 and December 31, 2013, there were $38.7 million and $35.9 million of loans, respectively, on nonaccrual status, which included restructured loans (or “TDRs”) of $32.6 million and $33.2 million, respectively. All the TDRs were current and performing in accordance with their restructured terms but were maintained on nonaccrual status based on regulatory guidance. All of our nonaccrual loans were considered impaired loans.

TDRs on accrual status - At March 31, 2014 and December 31, 2013, there were $13.3 million and $13.5 million of TDR loans, respectively, classified as accruing TDRs. All of these TDR loans were considered impaired loans.

At March 31, 2014 and December 31, 2013, we also had one performing and accruing loan of $7.8 million that was classified as an impaired loan.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

The tables below summarize certain information regarding our impaired loans as follows:

($ in thousands)	Recorded Investment by State (1)								Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At March 31, 2014 Type	NY	FL	VA	GA	CT	OH	SD	Total
Retail	$8,180	$9,005	$7,777	$—	$2,699	$985	$—	$28,646	$3,037	$36,087	7
Office Building	—	14,349	—	8,695	—	—	—	23,044	1,929	23,044	3
Parking Lot	2,622	—	—	—	—	—	—	2,622	79	2,622	1
Multifamily	844	3,118	—	—	—	—	—	3,962	617	3,962	3
Land	—	—	—	—	—	—	1,590	1,590	48	1,590	1

Totals	$11,646	$26,472	$7,777	$8,695	$2,699	$985	$1,590	$59,864	$5,710	$67,305	15

($ in thousands)	Recorded Investment by State (1)								Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At December 31, 2013 Type	NY	FL	VA	GA	CT	OH	SD	Total
Retail	$8,223	$9,005	$7,828	$—	$2,719	$1,000	$—	$28,775	$3,052	$36,216	7
Office Building	—	14,937	—	8,695	—	—	—	23,632	1,947	23,632	3
Multifamily	—	3,128	—	—	—	—	—	3,128	594	3,128	2
Land	—	—	—	—	—	—	1,625	1,625	500	1,625	1

Totals	$8,223	$27,070	$7,828	$8,695	$2,719	$1,000	$1,625	$57,160	$6,093	$64,601	13

(1)	Represents unpaid principal less partial principal charge offs and interest received and applied as a reduction of principal in certain cases.
(2)	Represents a specific valuation allowance against the recorded investment, which is included as part of our overall allowance for loan losses. All impaired loans at the dates indicated in the table had a specific valuation allowance.
(3)	Represents contractual unpaid principal balance (shown for informational purposes only). The borrowers are obligated to pay such amounts. However, the ultimate collection by us of such amounts in this column is not assured.

Other information related to our impaired loans is summarized as follows:

	For the Quarter Ended March 31,
($ in thousands)	2014	2013
Average recorded investment in nonaccrual loans	$36,464	$43,705
Total cash basis interest income recognized on nonaccrual loans	519	598
Average recorded investment in accruing TDR loans	13,385	17,853
Total interest income recognized on accruing TDR loans under modified terms	177	250

Age analysis of our loan portfolio by segment at March 31, 2014 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due
Accruing Loans:
Commercial real estate	$824,194	$819,959	$4,235	$—	$—	$4,235
Multifamily	208,749	202,057	6,692	—	—	6,692
One to four family	64,366	64,366	—	—	—	—
Land	9,116	9,116	—	—	—	—
All other	1,259	1,259	—	—	—	—

Total accruing loans	1,107,684	1,096,757	10,927	—	—	10,927

Nonaccrual Loans (1):
Commercial real estate	37,906	35,284	—	2,622	—	2,622
Multifamily	844	—	—	—	844	844

Total nonaccrual loans	38,750	35,284	—	2,622	844	3,466

Total loans	$1,146,434	$1,132,041	$10,927	$2,622	$844	$14,393

(1)	The amount of nonaccrual loans in the current column included $32.6 million of TDRs for which payments were being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments received on loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

Age analysis of our loan portfolio by segment at December 31, 2013 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due
Accruing Loans:
Commercial real estate	$802,863	$796,980	$1,796	$—	$4,087	$5,883
Multifamily	210,270	209,426	844	—	—	844
One to four family	72,064	72,064	—	—	—	—
Land	9,178	9,178	—	—	—	—
All other	1,272	1,271	1	—	—	1

Total accruing loans	1,095,647	1,088,919	2,641	—	4,087	6,728

Nonaccrual Loans (1):
Commercial real estate	35,903	35,903	—	—	—	—

Total nonaccrual loans	35,903	35,903	—	—	—	—

Total loans	$1,131,550	$1,124,822	$2,641	$—	$4,087	$6,728

(1)	The amount of nonaccrual loans in the current column included $33.2 million of TDRs for which payments were being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments received on loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Information regarding the credit quality of the loan portfolio based on our internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At March 31, 2014
Commercial real estate	$797,257	$3,251	$61,592	$862,100
Multifamily	202,797	2,365	4,431	209,593
One to four family	64,366	—	—	64,366
Land	7,526	—	1,590	9,116
All other	1,259	—	—	1,259

Total loans	$1,073,205	$5,616	$67,613	$1,146,434

Allocation of allowance for loan losses	$20,773	$166	$6,479	$27,418

At December 31, 2013
Commercial real estate	$772,900	$3,522	$62,344	$838,766
Multifamily	204,298	2,369	3,603	210,270
One to four family	72,064	—	—	72,064
Land	7,553	—	1,625	9,178
All other	1,272	—	—	1,272

Total loans	$1,058,087	$5,891	$67,572	$1,131,550

Allocation of allowance for loan losses	$20,720	$169	$6,944	$27,833

(1)	Substandard loans consisted of $38.7 million of nonaccrual loans, $12.9 million of accruing TDRs and $16.0 million of other performing loans at March 31, 2014, compared to $35.9 million of nonaccrual loans, $13.1 million of accruing TDRs and $18.6 million of other performing loans at December 31, 2013. At March 31, 2014 and December 31, 2013, we also had one accruing TDR for $0.4 million which was rated pass.

The geographic distribution of the loan portfolio by state follows:

	At March 31, 2014		At December 31, 2013
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$653,447	57.0%	$670,052	59.2%
Florida	331,674	28.9	321,812	28.4
North Carolina	25,988	2.3	22,611	2.0
Georgia	19,271	1.7	18,799	1.7
New Jersey	15,521	1.4	15,650	1.4
Kentucky	13,846	1.2	11,930	1.1
Pennsylvania	13,370	1.2	16,898	1.5
Virginia	13,240	1.2	11,491	1.0
Connecticut	10,136	0.9	8,429	0.7
South Carolina	9,167	0.8	9,223	0.8
Massachusetts	6,087	0.5	—	—
Tennessee	5,807	0.5	5,843	0.5
Michigan	5,556	0.5	5,599	0.5
Ohio	4,666	0.4	4,703	0.4
West Virginia	4,500	0.4	—	—
Utah	3,984	0.3	—	—
Indiana	3,644	0.3	2,820	0.2
All other states	6,530	0.5	5,690	0.5

	$1,146,434	100.0%	$1,131,550	100.0%

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable, Continued

The distribution of TDRs by accruing versus non-accruing, by loan type and by geographic distribution follows:

($ in thousands)	At March 31, 2014	At December 31, 2013
Performing - nonaccrual status	$32,585	$33,184
Performing - accrual status	13,337	13,429

	$45,922	$46,613

Commercial real estate	$41,214	$41,860
Multifamily	3,118	3,128
Land	1,590	1,625

	$45,922	$46,613

New York	$8,180	$8,223
Florida	26,472	27,070
Georgia	8,695	8,695
Ohio	985	1,000
South Dakota	1,590	1,625

	$45,922	$46,613

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Quarter Ended March 31, 2014
Balance at beginning of period	$18,403	$5,097	$3,017	$1,308	$8	$27,833
Loan chargeoffs	—	—	—	—	—	—
Loan recoveries	71	14	—	—	—	85
Provision (credit) for loan losses	339	1	(385)	(455)	—	(500)

Balance at end of period	$18,813	$5,112	$2,632	$853	$8	$27,418

Quarter ended March 31, 2013
Balance at beginning of period	$19,051	$6,881	$1,120	$1,043	$8	$28,103
Loan chargeoffs	(115)	—	—	—	—	(115)
Loan recoveries (1)	62	677	—	483	—	1,222
Provision (credit) for loan losses	(354)	(1,941)	1,851	(556)	—	(1,000)

Balance at end of period	$18,644	$5,617	$2,971	$970	$8	$28,210

(1)	In the first quarter of 2013, INB entered into settlement agreements with respect to certain litigation INB had pursued in connection with foreclosure actions it had commenced in 2010 on two of its loans. INB commenced the actions to collect, in one case, insurance proceeds, which it contended had been improperly paid to various third parties, and in another case, damages due to alleged legal malpractice when the loan was originated. As a result of these settlements, INB received net proceeds totaling $2.6 million in the first quarter of 2013, which was recorded as $1.1 million of recoveries of prior loan charge offs and a $1.5 million recovery of prior real estate expenses associated with one of the loans and underlying collateral property.

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at March 31, 2014.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$54,312	$3,962	$—	$1,590	$—	$59,864
Collectively evaluated for impairment	807,788	205,631	64,366	7,526	1,259	1,086,570

Total loans	$862,100	$209,593	$64,366	$9,116	$1,259	$1,146,434

Allowance for loan losses:
Individually evaluated for impairment (1)	$5,045	$617	$—	$48	$—	$5,710
Collectively evaluated for impairment	13,768	4,495	2,632	805	8	21,708

Total allowance for loan losses	$18,813	$5,112	$2,632	$853	$8	$27,418

(1)	See note 3 to financial statements in this report.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Allowance for Loan Losses, Continued

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2013.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$52,407	$3,128	$—	$1,625	$—	$57,160
Collectively evaluated for impairment	786,359	207,142	72,064	7,553	1,272	1,074,390

Total loans	$838,766	$210,270	$72,064	$9,178	$1,272	$1,131,550

Allowance for loan losses:
Individually evaluated for impairment (1)	$4,999	$594	$—	$500	$—	$6,093
Collectively evaluated for impairment	13,404	4,503	3,017	808	8	21,740

Total allowance for loan losses	$18,403	$5,097	$3,017	$1,308	$8	$27,833

(1)	See note 3 to financial statements in this report.

Note 5 - Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At March 31, 2014		At December 31, 2013
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	1	$2,650	2	$3,984
Multifamily	1	6,685	1	6,685

Real estate acquired through foreclosure	2	$9,335	3	$10,669

(1)	Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2014	2013
Valuation allowance at beginning of period	$2,017	$5,339
Chargeoffs	(824)	—
Provision for real estate losses	—	629

Valuation allowance at end of period	$1,193	$5,968

Note 6 - Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At March 31, 2014		At December 31, 2013
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$324,311	1.96%	$307,122	1.97%
Over one to two years	131,082	1.70	167,323	1.92
Over two to three years	215,603	1.96	170,956	1.92
Over three to four years	90,665	2.31	106,700	2.50
Over four years	149,815	2.04	129,678	2.06

	$911,476	1.97%	$881,779	2.03%

CDs of $100,000 or more totaled $506 million at March 31, 2014 and $473 million at December 31, 2013 and included brokered CDs of $87 million and $91 million, respectively. At March 31, 2014, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $147 million due within one year; $62 million due over one to two years; $139 million due over two to three years; $58 million due over three to four years; and $100 million due thereafter. At March 31, 2014, brokered CDs had a weighted-average rate of 2.93% and their remaining maturities were as follows: $19 million due within one year; $8 million due over one to two years; $14 million due over two to three years; $25 million due over three to four years and $21 million due over four years.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 - Lines of Credit

At March 31, 2014, INB had $41 million of unsecured credit lines that were cancelable by the lender at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At March 31, 2014, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $368 million from the FHLB and FRB, if needed. There were no borrowings during the reporting periods in this report.

Note 8 - Subordinated Debentures - Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At March 31, 2014			At December 31, 2013
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II - debentures due September 17, 2033	$15,464	$20	3.18%	$15,464	$275	3.19%
Capital Securities III - debentures due March 17, 2034	15,464	20	3.02%	15,464	261	3.03%
Capital Securities IV - debentures due September 20, 2034	15,464	19	2.63%	15,464	223	2.65%
Capital Securities V - debentures due December 15, 2036	10,310	8	1.88%	10,310	109	1.89%

	$56,702	$67		$56,702	$868

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. See note 9 to the financial statements included in our 2013 Annual Report on Form 10-K for additional discussion of the above securities.

Note 9 - Common Stock Warrant and Equity Incentive Plans

IBC has shareholder-approved equity incentive plans in place under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiaries. The maximum number of shares of common stock that may be awarded is 2,250,000. At March 31, 2014, 620,403 shares of common stock were available for award.

Stock Options and Stock Warrant

There were no awards of options during the reporting periods in this report.

A summary of outstanding common stock options and warrant and related information follows:

	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total
Outstanding at December 31, 2013	691,882	110,640	113,990	57,400	32,400	35,133	1,041,445	$6.64

Forfeited/expired (2)	—	(300)	(300)	(300)	(300)	(200)	(1,400)	$7.14
Options exercised	—	—	—	(900)	(4,600)	(5,067)	(10,567)	$2.87

Outstanding at March 31, 2014	691,882	110,340	113,690	56,200	27,500	29,866	1,029,478	$6.68

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	100%	100%	67%	99%
Wtd-avg contractual remaining term (in years)	4.7	3.7	4.7	5.7	6.7	7.7	4.9
Intrinsic value at March 31, 2014 (4)	$1,405	$—	$—	$193	$122	$146	$1,866

(1)	The U.S. Department of the Treasury, in connection with IBC’s prior participation in the Capital Purchase Program, owns a warrant to purchase 691,882 shares of IBC’s common stock at an exercise price of $5.42 per share.
(2)	Represent options forfeited or expired unexercised.
(3)	The $2.55 options further vest and become 100% exercisable on December 8, 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.
(4)	Intrinsic value was calculated using the closing price of the common stock on March 31, 2014 of $7.45.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Common Stock Warrant and Equity Incentive Plans, Continued

Restricted Stock

A summary of selected information regarding awards of restricted common stock during the periods in this report follows:

($ in thousands, except per share amounts)
Grant date of award	1/23/14	1/24/13
Total restricted shares of stock awarded (1)	92,000	330,700
Grant date per share fair value (2)	$7.65	$4.50
Total estimated fair value of award	$703,800	$1,488,150

Awards scheduled to vest as follows:
January 2014	—	49,566
January 2015	30,664	170,888
January 2016	30,664	110,246
January 2017	30,672	—

	92,000	330,700

(1)	For 2014, awards were as follows: a total of 12,000 shares to five executive officers and a total of 80,000 shares to eight non-employee directors (vesting in three equal installments, with one third on each of the next three anniversary dates of the grant).

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

(2)	Fair value of each award was based on the closing market price of IBC’s common stock on the grant date.

A summary of outstanding restricted common stock and related information follows:

						Wtd-Avg. Price Per Share
	Price Per Share
	$2.90	$4.50	$7.21	$7.65	Total
Outstanding at December 31, 2013	158,317	279,500	135,500	—	573,317	$4.70

Shares vested and no longer restricted	(101,035)	(47,664)	(75,417)	—	(224,116)	$4.69
Shares granted	—	—	—	92,000	92,000	$7.65

Outstanding at March 31, 2014 (1) (2)	57,282	231,836	60,083	92,000	441,201	$5.32

(1)	All outstanding shares of restricted common stock at March 31, 2014 were unvested and subject to forfeiture.

Shares issued at $2.90 vest: 57,282 on January 19, 2015.

Shares issued at $4.50 vest: 138,664 on January 24, 2015; 93,172 on January 24, 2016.

Shares issued at $7.21 vest: 14,584 on January 19, 2015; 30,333 on January 24, 2015; 15,166 on January 24, 2016.

Shares issued at $7.65 vest: 30,664 on January 23, 2015; 30,664 on January 23, 2016; 30,672 on January 23, 2017.

(2)	Vesting is subject to the grantee’s continued employment with us or, in the case of non-employee directors, the grantee’s continued service as our director on the vesting dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of IBC, as defined in the restricted stock agreements. The record holder of IBC’s restricted shares of common stock possesses all the rights of a holder of our common stock, including the right to receive dividends on the shares when declared and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements.

Stock Appreciations Rights

On January 23, 2014, Cash-Settled Stock Appreciation Rights (or “SARs”) were awarded to five executive officers in the total amount of 78,000 shares. The SARs have an exercise price of $7.65 per share, a contractual term of 5 years from the date of grant, upon which they expire, and they vest in three equal installments on the first, second and third anniversaries of the grant date. The SARs are exercisable for thirty days after the holder terminates service to our Company, unless such termination is due to the holder’s death or disability, in which case the SARs are exercisable for one year after termination. The SARs give the executive the right to receive upon exercise, an amount payable in cash equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a share of our common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR agreement, which in the case of this award is $7.65. The estimated fair value of each SAR on the date of grant was $2.28, or a total estimated fair value of $178,000 as calculated using the Black-Scholes option pricing model with the following assumptions used as inputs into the model: expected dividend yield of 1.75%; expected stock volatility of 45%; risk-free interest rate of 0.98% and an expected term of 3.5 years.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Common Stock Warrant and Equity Incentive Plans, Continued

Stock Compensation Expense and Excess Tax Benefit

Stock-based compensation expense related to all equity awards totaled $495,000 and $254,000 for the first quarter of 2014 and 2013, respectively. The expense for the 2014 first quarter included $11,000 attributable to outstanding cash-settled SARs. At March 31, 2014, pre-tax compensation expense related to all non-vested equity awards not yet recognized totaled $2.3 million and such amount is expected to be recognized in the future over a weighted-average period of approximately 2.1 years.

Our income taxes payable was reduced by the excess income tax benefit arising from the vesting of restricted common stock awards and the exercise of stock option awards during the reporting periods in this report based on certain criteria as described in note 1 to the financial statements. The tax benefit amounted to $292,000 and $145,000 for the first quarter of 2014 and 2013, respectively.

Note 10 - Earnings Per Common Share

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended March 31,
	2014	2013
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$3,842,000	$3,429,000
Weighted-Average number of common shares outstanding	21,991,451	21,832,200

Basic Earnings Per Common Share	$0.17	$0.16

Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$3,842,000	$3,429,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	21,991,451	21,832,200
Potential dilutive shares resulting from exercise of warrants /options (1)	229,050	22,255

Total average number of common shares outstanding used for dilution	22,220,501	21,854,455

Diluted Earnings Per Common Share	$0.17	$0.16

(1)	All outstanding options/warrants to purchase shares of our common stock were considered for the Diluted EPS computations and only those that were dilutive (as determined by using the treasury stock method prescribed by GAAP) were included in the computations above. In the 2014 and 2013 periods, 110,340 and 928,112 of options/warrants to purchase common stock, respectively, were not dilutive because the exercise price of each was above the average market price of our common stock during these periods.

Note 11 - Contingencies

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

Note 12 - Regulatory Matters and Regulatory Capital

On March 7, 2014, IBC received notification from the Federal Reserve Bank of New York (the “FRB”) that the written agreement between IBC and the FRB that was in effect since January 14, 2011 was terminated. As a result, IBC is no longer subject to any regulatory agreement or related restrictions that were described in our 2013 10-K.

At March 31, 2014, IBC’s consolidated Tier 1 capital and total capital ratios were 20.64% and 21.90%, respectively, and its leverage capital ratio was 16.12%. At March 31, 2014, INB’s leverage capital ratio, Tier 1 capital and total capital ratios were 15.55%, 19.84% and 21.10%, respectively. At March 31, 2014, we believe that IBC and INB met all regulatory capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements at March 31, 2014.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 - Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and to determine our fair value disclosures. In accordance with GAAP, we group our assets and liabilities measured at fair value into three levels (Level 1, 2 and 3), based on the markets in which they are traded and the reliability of the assumptions and inputs that are used to determine their fair value. Level 1 has the highest level of reliability because fair value is based on actively traded markets. See note 20 to the financial statements included in our 2013 10-K for a further discussion of the three valuation levels.

At March 31, 2014 and December 31, 2013, we had no liabilities recorded at fair value and approximately $1.0 million of assets (comprised of securities available for sale) recorded at fair value (Level 1) on a recurring basis.

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At Mar 31, 2014	At Dec 31, 2013
($ in thousands)	Level 3	Level 3
Impaired loans (1) :
Commercial real estate	$54,312	$52,407
Multifamily	3,962	3,128
Land	1,590	1,625

Total impaired loans	59,864	57,160
Foreclosed real estate	9,335	10,669

			Total Losses (Gains) (2)
	Accumulated Losses on Outstanding Balance		Quarter Ended March 31,
($ in thousands)	At Mar 31, 2014	At Dec 31, 2013	2014	2013
Impaired loans:
Commercial real estate	$11,498	$11,522	$(24)	$389
Multifamily	617	594	23	(423)
Land	48	500	(452)	(14)

Total impaired loans	12,163	12,616	(453)	(48)
Impaired securities	—	—	—	366
Foreclosed real estate	1,193	2,017	(72)	629

(1)	Outstanding carrying value excludes a specific valuation allowance. See note 4 to the financial statements in this report.
(2)	Represents total losses or (gains) recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses or (gains) for impaired loans represent the change (before chargeoffs and recoveries) during the period in the corresponding specific valuation allowance, while the losses (gains) for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any recoveries of prior write downs and (gains) or losses from the transfer/sale of properties during the period. The losses on securities represent the total of other than temporary impairment charges, which are recorded as component of noninterest income.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the periods indicated.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Quarter Ended March 31, 2014
Balance at beginning of period	$—	$57,160	$10,669
Net new impaired loans	—	3,466	—
Principal repayments/sales	—	(762)	(1,406)
Gain from sales	—	—	72

Balance at end of period	$—	$59,864	$9,335

Quarter Ended March 31, 2013
Balance at beginning of period	$3,721	$65,973	$15,923
Net new impaired loans	—	1,485	—
Principal repayments/sales	(63)	(9,467)	—
Chargeoffs	—	(115)	—
Transferred to foreclosed real estate	—	(3,040)	3,040
Other than temporary impairment writedowns	(366)	—	—
Writedowns of carrying value subsequent to foreclosure	—	—	(629)

Balance at end of period	$3,292	$54,836	$18,334

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 - Fair Value Measurements, Continued

We are required to disclose the estimated fair value of each class of our financial instruments for which it is practicable to estimate, which values are shown in the table that follows. The fair value of a financial instrument is the current estimated amount that would be exchanged between willing parties, other than in a forced liquidation. The fair value estimates are made at a specific point in time based on available information. A discussion regarding the assumptions used to compute the estimated fair values disclosed below can be found in note 20 to the financial statements included our 2013 10-K.

The carrying and estimated fair values of our financial instruments are as follows:

	At March 31, 2014		At December 31, 2013
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (1)	$79,157	$79,157	$24,700	$24,700
Time deposits with banks (1)	5,370	5,370	5,370	5,370
Securities available for sale, net (1)	980	980	965	965
Securities held to maturity, net (2)	346,425	342,888	383,937	378,507
FRB and FHLB stock (3)	8,260	8,260	8,244	8,244
Loans receivable, net (3)	1,114,813	1,119,116	1,099,689	1,100,858
Accrued interest receivable (3)	4,630	4,630	4,861	4,861
Loan fees receivable (3)	2,266	1,788	2,298	1,808

Total Financial Assets	$1,561,901	$1,562,189	$1,530,064	$1,525,313

Financial Liabilities:
Deposits (3)	$1,303,972	$1,316,092	$1,282,232	$1,294,690
Borrowed funds plus accrued interest payable (3)	56,769	56,460	57,570	57,260
Accrued interest payable on deposits (3)	1,099	1,099	1,508	1,508
Commitments to lend (3)	450	450	408	408

Total Financial Liabilities	$1,362,290	$1,374,101	$1,341,718	$1,353,866

Net Financial Assets	$199,611	$188,088	$188,346	$171,447

(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements to be Level 2.
(3)	We consider these fair value measurements to be Level 3.

Note 14 - Subsequent Event

On April 24, 2014, IBC’s Board of Directors approved the initiation of a regular quarterly cash dividend to common shareholders. The initial quarterly dividend declared of $0.05 per common share will be payable on May 26, 2014 to shareholders of record on the close of business May 15, 2014.

Intervest Bancshares Corporation and Subsidiary

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiary (the “Company”) as of March 31, 2014 and the related condensed consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2014, we, based on our audit, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.
HACKER, JOHNSON & SMITH P.A., P.C.
Tampa, Florida
April 30, 2014

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a discussion of our business, see note 1 to the financial statements in our 2013 Annual Report on Form 10-K (“2013 10-K”). Our business is also affected by various risk factors, which are disclosed beginning on page 27 of our 2013 10-K in Item 1A thereof and updated as needed in Item 1A of Part II of our reports on Form 10-Q. Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the accompanying financial statements in this report on Form 10-Q as well as our entire 2013 10-K.

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

Critical Accounting Policies

We consider our critical accounting policies to be those that relate to the determination of the following: our allowance for loan losses; our valuation allowance for real estate losses; other than temporary impairment assessments of our security investments; and the need for and amount of a valuation allowance for our deferred tax asset. These items are considered critical accounting estimates because each is highly susceptible to change from period to period and require us to make numerous assumptions about a variety of information that directly affect the calculation of the amounts reported in our consolidated financial statements. For example, the impact of a large unexpected chargeoff could deplete the allowance for loan losses and potentially require us to record increased loan loss provisions to replenish the allowance, which could negatively affect our operating results and financial condition. A detailed discussion of our critical accounting policies and the factors and estimates we use in applying them can be found under the caption “Critical Accounting Policies” on pages 42 to 45 in our 2013 10-K.

Overview

Our net earnings for the first quarter of 2014 (Q1-14) increased 12% to $3.8 million, or $0.17 per share, from $3.4 million, or $0.16 per share, for the first quarter of 2013 (Q1-13). The increase in quarterly earnings was driven primarily by the absence of preferred dividend requirements in Q1-14, compared to $0.5 million in Q1-13, due to the repurchase and retirement of IBC’s preferred stock (TARP) during June and August 2013.

Operating Summary

•	Net interest and dividend income increased 13% to $10.2 million in Q1-14, from $9.0 million in Q1-13, reflecting a higher net interest margin. The margin (exclusive of loan prepayment income) benefitted from lower deposit costs and increased to 2.73% in Q1-14 from 2.37% in Q1-13.

•	A credit for loan losses of $0.5 million was recorded in Q1-14, compared to $1.0 million in Q1-13. The amount for Q1-14 reflected the upgrade of one performing TDR loan due to an increase in the loan’s collateral value. The Q1-13 credit was primarily the result of $1.1 million of cash recoveries of prior charge offs from settlements of various litigation on foreclosure actions.

•	No provision for real estate losses was recorded in Q1-14, compared to $0.6 million in Q1-13. The amount for Q1-13 reflected decreases in the estimated fair value of a number of properties owned through foreclosure (REO).

•	Noninterest income (inclusive of loan prepayment income) remained relatively unchanged at $0.8 million in Q1-14, compared to $0.7 million in Q1-13, as a lower level of loan prepayment income was offset by a decrease in security impairment charges.

•	Real estate expenses, net of rental and other income, amounted to $0.2 million in Q1-14, compared to net income of $0.9 million in Q1-13. The income for Q1-13 reflected $1.5 million of cash recoveries of expenses from litigation settlements. Excluding the recoveries, real estate expenses would have amounted to $0.6 million Q1-13.

•	Operating expenses increased to $4.6 million in Q1-14, from $4.2 million in Q1-13, primarily due to normal salary increases, awards of bonuses to employees and higher stock compensation expense, partially offset by a decrease in FDIC insurance expense.

•	Our efficiency ratio, which measures our ability to control expenses as a percentage of revenues, continued to be favorable and was 41% in Q1-14, compared to 42% in Q1-13.

Balance Sheet Summary

•	Assets increased to $1.60 billion at March 31, 2014, from $1.57 billion at December 31, 2013, reflecting increases of $54 million in cash and short-term investments and $15 million in loans, partially offset by a $38 million decrease in security investments.

•	Loans outstanding increased to $1.15 billion at March 31, 2014, from $1.13 billion at December 31, 2013.

•	Loan originations increased to $67 million in Q1-14, from $62 million in Q1-13. Loan repayments decreased to $52 million in Q1-14 from $86 million in Q1-13.

•	Deposits increased to $1.30 billion at March 31, 2014, from $1.28 billion at December 31, 2013.

•	Stockholders’ equity increased to $202 million at March 31, 2014, from $197 million at December 31, 2013, reflecting primarily an increase in retained earnings of $3.8 million.

•	INB was well-capitalized at March 31, 2014 with regulatory capital ratios as follows: Tier One Leverage—15.55%; Tier One Risk-Based—19.84%; and Total Risk-Based Capital—21.10%.

•	Book value per common share increased to $9.16 at March 31, 2014, from $8.99 at December 31, 2013.

Asset Quality Summary

•	Nonaccrual loans totaled $38.7 million at March 31, 2014, compared to $35.9 million at December 31, 2013, and included certain restructured loans (TDRs) at each period of $32.6 million and $33.2 million, respectively. The TDRs were current, have performed in accordance with their restructured terms and had a weighted-average interest rate of approximately 4.6% at each date.

•	Accruing TDR loans amounted to approximately $13 million at March 31, 2014 and December 31, 2013. These loans had a weighted-average interest rate of approximately 5% at each date.

•	The allowance for loan losses was $27.4 million, or 2.40% of total loans, at March 31, 2014, compared to $27.8 million, or 2.47%, at December 31, 2013. The allowance included specific reserves allocated to impaired loans at each date (totaling $5.7 million and $6.1 million, respectively). Impaired loans (comprised of nonaccrual loans, accruing TDRs and one other accruing and performing loan) totaled $59.9 million at March 31, 2014, compared to $57.2 million at December 31, 2013.

•	REO decreased to $9.3 million at March 31, 2014 from $10.7 million at December 31, 2013, reflecting the sale of one property.

Termination of Agreement

As previously reported, on March 13, 2014, the Federal Reserve Bank of New York announced the termination of the written agreement dated as of January 14, 2011 between IBC and the FRB. The termination was effective March 7, 2014. As a result of this termination and the March 2013 termination of INB’s formal agreement with its primary regulator, neither IBC or INB is subject to any formal or informal regulatory agreement or related restrictions that were described in our 2013 10-K.

Common Stock Dividend

On April 24, 2014, IBC’s Board of Directors approved the initiation of a regular quarterly cash dividend to common shareholders. The initial quarterly dividend declared of $0.05 per common share will be payable on May 26, 2014 to shareholders of record on the close of business May 15, 2014.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General

Total assets at March 31, 2014 increased to $1.60 billion, from $1.57 billion at December 31, 2013, reflecting increases of $54 million in cash and short-term investments and $15 million in loans, partially offset by a $38 million decrease in security investments.

Cash and Cash Equivalents

Cash and cash equivalents increased to $79 million at March 31, 2014, from $25 million at December 31, 2013. They include interest-bearing and noninterest-bearing cash balances with banks and other short-term investments, and they fluctuate based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities. We expect a large portion of the $79 million to fund outstanding loan commitments.

Time Deposits with Banks

Time deposits with banks amounted to $5.4 million at March 31, 2014, unchanged from December 31, 2013. These deposits had a weighted-average yield of 1.12% and remaining maturity of 1.6 years as March 31, 2014. Most of these deposits are Community Reinvestment Act eligible investments.

Securities Available for Sale and Securities Held to Maturity

Securities available for sale at March 31, 2014 and December 31, 2013 amounted to approximately $1.0 million. The investment represented approximately 92,400 and 91,700 shares, respectively, of an intermediate bond fund (trading symbol CRAIX) that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Securities held to maturity decreased to $346 million at March 31, 2014, from $384 million at December 31, 2013, reflecting calls of securities exceeding new purchases. Securities are classified as held to maturity (“HTM”) and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity. For additional information on securities, see note 2 to the financial statements in this report.

Investments in Federal Reserve Bank of New York (FRB) and Federal Home Loan Bank of New York (FHLB) Stock

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $2.4 million, respectively, at March 31, 2014, compared to $5.9 million and $2.3 million, respectively, at December 31, 2013. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.75%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net

Major classifications of loans receivable are summarized as follows:

	At March 31, 2014		At December 31, 2013
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	406	$862,100	394	$838,766
Multifamily loans	139	209,593	138	210,270
One to four family loans	18	64,366	20	72,064
Land loans	5	9,116	5	9,178

	568	1,145,175	557	1,130,278

All Other Loans:
Business loans	18	1,069	19	1,061
Consumer loans	10	190	12	211

	28	1,259	31	1,272

Loans receivable, gross	596	1,146,434	588	1,131,550
Deferred loan fees		(4,203)		(4,028)

Loans receivable, net of deferred fees		1,142,231		1,127,522
Allowance for loan losses		(27,418)		(27,833)

Loans receivable, net		$1,114,813		$1,099,689

Loans that were on nonaccrual status		$38,750		$35,903

Loans restructured and on accrual status		13,337		13,429

Accruing loans contractually past due 90 days or more		—		4,087

The $15 million increase in gross loans outstanding reflected $66.8 million of new originations and $0.1 million of recoveries of prior charge offs, largely offset by $36.6 million of payoffs and $15.4 million of principal amortization and partial pay downs. New originations were comprised of $50 million of commercial real estate (CRE) loans, $15 million of multifamily loans and $2 million of loans secured by investor owned 1-4 family condominiums. CRE loans included $20 million of single tenant credit and $15 million of single tenant non-credit properties.

The table below sets forth the activity in the net loan portfolio for the quarter ended March 31, 2014.

($ in thousands)
Loans receivable, net, at December 31, 2013	$1,099,689
Originations	66,816
Principal repayments	(52,017)
Recoveries	85
Net increase in deferred loan fees	(175)
Net decrease in allowance for loan losses	415

Loans receivable, net, at March 31, 2014	$1,114,813

In Q1-14, new originations had a weighted-average rate, term and loan-to-value ratio of 4.76%, 7.0 years and 59%, respectively, compared to 4.60%, 5.1 years and 58%, respectively, for new loans in Q1-13. Nearly all of the new loans in both periods had fixed interest rates. Loans paid off in Q1-14 and Q1-13 had a weighted-average rate of 5.44% and 6.14%, respectively. Loans with fixed interest rates constituted approximately 100% of the portfolio at March 31, 2014, and included some loans that have small predetermined interest rate increases over the life of the loan. The entire loan portfolio had a weighted-average remaining contractual term of 4.6 years as of March 31, 2014.

The table below sets forth information on our new loan originations for the first quarter of 2014.

				Weighted-Average
($ in thousands)	# of Loans (1)	Amount	% of Total	Interest Rate	Effective Yield (2)	Term (3)	DSCR (4)	Loan-to- Value Ratio
Commercial Real Estate:
Mixed-use commercial	4	$9,400	14%	4.63%	4.82%	5.2	0.60	48%
Single tenant - credit	6	19,570	29%	4.57%	4.64%	10.0	1.40	56%
Single tenant - noncredit	13	15,319	23%	5.01%	5.05%	7.9	1.59	63%
Office buildings	1	3,142	5%	6.00%	6.18%	10.1	1.24	75%
Industrial/warehouses	2	1,875	3%	4.78%	4.91%	5.0	0.66	48%
Mobile home park	2	1,077	2%	5.25%	5.54%	4.9	1.70	50%
Multifamily (5 or more units):
Rent regulated apartments	5	7,000	10%	3.86%	3.98%	3.6	0.97	55%
Garden apartments	2	5,550	8%	4.67%	4.77%	4.5	1.21	68%
Mixed-use multifamily	2	2,150	3%	4.01%	4.17%	2.8	1.28	68%
One to four family (investor condos)	1	1,703	3%	5.60%	6.72%	1.1	1.21	70%
Personal and Business	1	30	—	4.25%	4.25%	6.9	1.00	100%

Totals	39	$66,816	100%	4.76%	4.86%	7.0	1.24	59%

(1)	Advances on existing loans for purposes of this table are counted as a new loan.
(2)	Computed using origination and exit fee income, net of direct origination costs, as a level yield adjustment over the life of the loan.
(3)	Represents contractual maturity (expressed in number of years) and does not consider the impact of self-liquating loans.
(4)	Debt service coverage ratio (DSCR) is computed based on the property’s actual cash flows at date of origination and excludes pro-forma (or projected) cash flows in cases where the property is vacant or substantially vacant and is in the process of being leased or stabilized to market rents. Also excludes any escrow deposits made by the borrower with us in order to establish a minimum annual DSCR of 1.20 (for the subsequent 12-month period only) at time of origination in cases where the property’s cash flow is inadequate.

The following table sets forth information regarding loans outstanding at March 31, 2014 by year of origination.

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$128,511	11%	$3,708	3%	$—	—%
2005	47,903	4	4,708	10	—	—
2006	75,503	7	8,695	12	8,695	11
2007	135,403	12	37,859	28	29,211	22
2008	101,753	9	7,777	8	—	—
2009	75,467	7	2,211	3	844	1
2010	13,522	1	2,155	16	—	—
2011	37,423	3	—	—	—	—
2012	198,156	17	500	—	—	—
2013	271,981	24	—	—	—	—
2014	60,812	5	—	—	—	—

	$1,146,434	100%	$67,613	6%	$38,750	3%

(1)	Does not consider those loans that have been extended or renewed since the date of original origination.

At March 31, 2014, the loan portfolio was concentrated in CRE loans and was comprised of 75% of loans secured by CRE, 18% secured by multifamily properties and 6% by investor owned 1-4 family condominiums. The single tenant category totaled $191 million at March 31, 2014, or approximately 22% of the total CRE loan portfolio.

The table below sets forth information on the properties securing the real estate loan portfolio at March 31, 2014.

	New York		Florida		Other States		Total Loans			Impaired
($ in thousands)	#	Amount	#	Amount	#	Amount	#	Amount	%	Loans
Commercial Real Estate:
Retail:
Shopping centers - anchored (1)	5	$10,141	6	$21,743	7	$21,029	18	$52,913	4.6%	$10,476
Shopping centers - grocery anchored (1)	2	18,443	1	1,268	2	6,432	5	26,143	2.3	—
Shopping centers - unanchored (1)	45	96,481	14	34,736	6	9,338	65	140,555	12.3	18,170
Mixed-use commercial (2)	74	168,115	5	14,619	3	3,146	82	185,880	16.2	—
Single tenant - credit (3)	8	9,790	6	8,746	7	18,671	21	37,207	3.3	—
Single tenant - noncredit (3)	34	45,039	35	39,629	54	69,279	123	153,947	13.4	—
Office buildings (4)	13	37,792	14	47,172	6	15,405	33	100,369	8.8	23,044
Industrial/warehouses (5)	12	29,059	3	3,954	—	—	15	33,013	2.9	—
Hotels (6)	7	33,581	5	26,400	—	—	12	59,981	5.2	—
Mobile home parks (7)	—	—	17	24,827	1	1,640	18	26,467	2.3	—
Mini-storage (8)	6	20,891	—	—	—	—	6	20,891	1.8	—
Parking lots/garages	7	22,873	—	—	—	—	7	22,873	2.0	2,622
Other commercial	1	1,861	—	—	—	—	1	1,861	0.2	—
Multifamily (5 or more units):
Rent regulated apartments (9)	35	51,321	—	—	—	—	35	51,321	4.5	—
Non-rent regulated apartments (9)	20	23,979	21	436	2	485	43	24,900	2.2	—
Garden apartments (10)	2	1,580	18	46,675	3	10,550	23	58,805	5.1	3,118
Mixed-use multifamily (2)	36	71,894	—	—	2	2,673	38	74,567	6.5	844
One to four family (11)	3	7,015	14	56,276	1	1,075	18	64,366	5.6	—
Land	1	3,500	3	4,026	1	1,590	5	9,116	0.8	1,590

Total real estate loans	311	$653,355	162	$330,507	95	$161,313	568	$1,145,175	100.0%	$59,864

Average loan balance		$2,101		$2,040		$1,698		$2,016
Loans on nonaccrual status	2	$3,466	3	$22,905	3	$12,379	8	$38,750	3.4%

Loans with full or partial personal guarantees	187	$353,664	135	$259,187	58	$100,390	380	$713,241	62.3%
Loans with DSCRs of less than 1.00x (12)	46	$84,148	15	$32,957	10	$27,249	71	$144,354	12.6%
Loans with DSCRs of 1.00x to 1.19x (12)	31	$63,820	40	$41,563	8	$10,824	79	$116,207	10.1%

(1)	Comprised predominantly of neighborhood/community strip shopping centers containing general merchandise and convenience retailers, including grocery, drug, service, personal care, repair, discount and home improvement stores. An anchored center contains one tenant, which may be either a credit or non-credit tenant, whose percentage of the property’s total income and rentable space is 50% or greater.
(2)	Comprised of properties having both residential and commercial use, usually containing retail or commercial space on the ground floor. Mixed use loans are classified as multifamily or commercial based on the greater percentage of income from residential or commercial use.
(3)	Comprised of properties occupied by a single tenant consisting mostly of restaurants, bank branches, fast food establishments, discount retailers, retail drugstore chains, convenience stores, grocery stores, professional offices, as well as local retailers and service and repair businesses. The single tenants have been further segmented by those with an investment grade rating (minimum BBB rating on its publicly traded debt), or credit tenants, and those that are either non-rated or have a less than investment grade rating, or non-credit tenants.

The table below summarizes the single-tenant category by the ten largest tenants and by industry based on principal balance outstanding:

($ in thousands)	# of Loans	Amount	Industry	Amount
Rite Aid	10	$21,349	Restaurants	$42,429
Walgreens	4	12,233	Drugstores	36,446
Kentucky Fried Chicken	11	8,176	Fast Food	30,653
OpenPeak Inc.	1	6,912	Specialty Retail	19,678
Applebee’s	4	6,745	Other	14,623
IHOP	4	6,176	Convenience	13,821
Walmart	1	6,086	Personal Services	12,477
Taco Bell	5	5,670	Retail	9,920
Hardees	7	5,517	Banks	8,930
QuickChek	1	5,450	Automotive	2,177

	48	$84,314		$191,154

(4)	Comprised of office building properties, normally with multiple floors with multiple tenants engaged in various businesses, including medical, administrative and legal services.
(5)	Comprised typically of commercial buildings used for or intended to be used for the storage of goods by manufacturers, importers, exporters, wholesalers, transport businesses, etc. They are usually large buildings in industrial areas of cities/towns/villages that contain one or more tenants.
(6)	Hotel properties in Florida are comprised of flagged hotels located in Orlando, Miami Beach, Clearwater and Tampa areas, with room counts ranging from 50 to over 200 and floors ranging from 2 to 7. Hotel properties in New York are comprised predominantly of single occupancy room hotels (commonly known as “SROs”) in New York City and Brooklyn, and several small non-flagged hotels/motels in Long Island.
(7)	Mobile homes are often sited in land lease communities known as mobile home parks. These communities allow home owners to rent space on which to place a home, normally consisting of single or double manufactured homes. In addition to providing space, the community can provide basic utilities and other amenities.

Notes to preceding table continued:

(8)	Mini-storage facilities, also known as self-storage, are storage space facilities leased to individuals or companies for storing various personal items or business parts or inventory. Mini-storage facilities may also provide other services in addition to rentals.
(9)	Comprised of apartment buildings principally in the 5 boroughs of New York City consisting mostly of pre- and post-war walkup, elevator and loft buildings, including brownstones and townhouses, further segmented by those subject to rent regulations (rent control and rent stabilization).
(10)	Comprised of garden style apartments, which refer to a large development of small apartment buildings two to four stories tall where there are no internal hallways, although adjacent apartments may share a wall. Entrance to the apartments is from a common stairwell or patio, and the buildings are typically surrounded by outdoor landscaping or patios.
(11)	Comprised nearly all of investor-owned individual residential condominium dwelling units or townhouses. These loans are made primarily to investors who purchase multiple (blocks of) units/townhouses that remain unsold after a condo conversion or the unsold units in a new development. The units are normally rented (or in the process of being rented) for an extended period of time until they can be sold as originally intended. The loans are underwritten in accordance with our multifamily underwriting policies and their risk characteristics are essentially the same as our multifamily real estate lending, and we risk weight them for regulatory capital purposes the same as substantially all of the rest of our loan portfolio, or at 100%.
(12)	Consist of loans where the underlying collateral is not producing adequate cash flows to service the loan’s required payments (predominantly in cases where the collateral is a vacant or substantially vacant building or land) and such payments are being made in full or in part by the borrower’s other sources of funds. In many such cases, the borrower or its principals has guaranteed the loan and/or deposited escrow funds with us to cover the loan’s contractual debt service payments for a portion of the loan term while the underlying collateral property is being leased up or improved to increase rents. These types of loans include loans known in the industry as bridge loans. In accordance with our internal grading criteria (which considers loan-to-value ratios, personal guarantees, projected stabilized cash flows from the collateral, deposits of debt service payments with us and other qualitative factors), the total amount of these loans were internally graded as follows: $194 million were Pass rated, $6 million were Special Mention rated and $61 million were Substandard rated. Such conclusions on ratings may or may not be viewed in the same manner as another third-party. See note1 to our audited consolidated financial statements included in our 2013 10-K for a discussion of our internal grading criteria.

Information at March 31, 2014 regarding the credit quality of the loan portfolio based on our internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard	Total
Commercial real estate	$797,257	$3,251	$61,592	$862,100
Multifamily	202,797	2,365	4,431	209,593
One to four family	64,366	—	—	64,366
Land	7,526	—	1,590	9,116
All other	1,259	—	—	1,259

Total loans	$1,073,205	$5,616	$67,613	$1,146,434

Allocation of allowance for loan losses	$20,773	$166	$6,479	$27,418

The table below summarizes certain information on loans at March 31, 2014.

($ in thousands)	Pass Rated Loans	Substandard Rated Loans	Total
Loans on nonaccrual status	$—	$38,750	$38,750
TDRs on accruing status	449	12,888	13,337
Other impaired accruing loan	—	7,777	7,777

Total loans classified impaired	449	59,415	59,864
Other non-impaired accruing loans (1)	—	8,198	8,198

Total (2)	$449	$67,613	$68,062

(1)	Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired.
(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

The table below sets forth information regarding our loans of $10 million or more at March 31, 2014.

($ in thousands)		Principal	Current	Maturity	Days
Property Type	Property Location	Balance	Interest Rate (1)	Date	Past Due	Status/Rating
Unanchored Retail Center	White Plains, New York	$16,232	4.30%	04/01/2017	None	Accrual/Pass
Hotel	Orlando, Florida	15,654	5.00%	01/01/2018	None	Accrual/Pass
Office Building	Fort Lauderdale, Florida	13,976	4.75%	03/01/2019	None	Accrual/Pass
Office Building	Miami Gardens, Florida	13,900	5.13%	10/01/2018	None	TDR-nonaccrual	(2)
Commercial Mixed Use	Brooklyn, New York	11,667	4.13%	10/01/2018	None	Accrual/Pass
Grocery Anchored Retail Center	Manorville, New York	11,422	4.38%	08/01/2028	None	Accrual/Pass
Hotel	New York, New York	11,061	4.00%	12/01/2016	None	Accrual/Pass
Commercial Mixed Use	New York, New York	10,997	4.13%	04/01/2019	None	Accrual/Pass
Hotel	New York, New York	10,609	6.00%	07/01/2014	None	Accrual/Pass
Commercial Mixed Use	New York, New York	10,134	4.50%	07/01/2022	None	Accrual/Pass

		$125,652

(1)	Rates are all fixed; the loan on the office building in Miami has scheduled step-ups in rate.
(2)	Loan restructured in June 2011 and has performed in accordance with its restructured terms through March 31, 2014. Current monthly payments are comprised of principal and interest payments at a 5.125% interest rate. The interest rate increases each year on June 1 (beginning on June 1, 2014), as follows to: 5.25%, 5.375%, 5.50%, 5.625% and 5.75%. Regulatory guidance requires the loan to remain on nonaccrual status as of March 31, 2014. Interest income is recognized on a cash basis. Loan is rated Substandard.

The table below sets forth the scheduled contractual principal repayments of the loan portfolio as of March 31, 2014 by type.

($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total
Commercial real estate	$95,203	$490,011	$276,886	$862,100
Multifamily	18,384	143,754	47,455	209,593
One to four family	5,279	46,417	12,670	64,366
Land	5,090	4,026	—	9,116
Commercial business	618	451	—	1,069
Consumer	147	43	—	190

	$124,721	$684,702	$337,011	$1,146,434

For additional information on and discussion of our loan portfolio, including a discussion of our recent lending trends, underwriting standards and other pertinent information, see the section entitled “Lending Activities” in Item 1 “Business” of our 2013 10-K and note 3 to the financial statements in this report.

Allowance for Loan Losses and Impaired Loans

The allowance for loan losses was $27.4 million, or 2.40% of total loans, at March 31, 2014, compared to $27.8 million, or 2.47%, at December 31, 2013. The allowance included specific reserves allocated to impaired loans at each date (totaling $5.7 million and $6.1 million, respectively). The decrease in the allowance was due to a credit for loan losses of $0.5 million, which reflected the upgrade of one performing TDR loan due to an increase in the loan’s collateral value, which required a decrease in the specific reserve allocated to this impaired loan. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” in this report. For additional information on the allowance for loan losses, see note 4 to the financial statements in this report.

At March 31, 2014, our impaired loans amounted to $60 million, compared to $57 million at December 31, 2013. At March 31, 2014, impaired loans were comprised of 8 nonaccrual loans totaling $38.7 million, one accruing loan of $7.8 million and 6 loans classified as accruing troubled debt restructured loans or “TDRs” totaling $13.3 million. At December 31, 2013, impaired loans were comprised of 6 nonaccrual loans totaling $35.9 million, one accruing loan of $7.8 million and 6 loans classified as “TDRs” totaling $13.4 million.

At March 31, 2014 with respect to all of our impaired loans, we had obtained current appraisals of the underlying collateral as follows: 55% dated within the preceding 3 months; 6% dated within the preceding 4-6 months; 22% dated within the preceding 7-9 months; 17% dated within the preceding 10-12 months; and 1% dated over 12 months prior. Our policy is to obtain externally prepared appraisals for all of our substandard-rated impaired loans at least annually. One TDR loan in the amount of $0.4 million was rated pass and an annual appraisal is not required under our appraisal policy.

For additional discussion on the allowance for loan losses, including the factors we use in maintaining a specific valuation allowance for our impaired loans and our policy regarding loan chargeoffs, see note 1 to the financial statements in our 2013 10-K.

Summary of Asset Quality

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

	At March 31,	At December 31,
($ in thousands)	2014	2013
Nonaccrual loans(1):
Loans past due 90 days or more	$844	$—
Loans past due 31-89 days	2,622	—
Loans past due 0-30 days	2,699	2,719
TDR loans past due 0-30 days (2) (3)	32,585	33,184

Total nonaccrual loans	38,750	35,903
Real estate acquired through foreclosure	9,335	10,669

Total assets considered nonperforming	$48,085	$46,572

TDR loans on accruing status and 0-30 days past due (4)	$13,337	$13,429
Loans past due 90 days or more and still accruing	—	4,087
Loans past due 60-89 days and still accruing	—	—
Loans past due 31-59 days and still accruing	10,927	2,642

Nonaccrual loans to total gross loans	3.38%	3.17%
Nonperforming assets to total assets	3.01%	2.97%
Allowance for loan losses to total net loans	2.40%	2.47%
Allowance for loan losses to nonaccrual loans	70.76%	77.52%

Notes to preceding table follow:

(1)	We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on all nonaccrual loans is recognized on a cash basis (or when collected) if the outstanding principal is determined to be collectible. A loan on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance. In the case of a TDR, satisfactory payment performance can be achieved either before or after the restructuring (usually for a period of no shorter than six months).
(2)	Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term (referred to as a TDR in this report). All were current as to payments and performing in accordance with their restructured terms at the dates indicated, but were required to be classified nonaccrual for the reasons noted in footnote 1 above.
(3)	These loans were yielding 4.62% on a weighted-average basis at March 31, 2014. A number of the nonaccrual TDR loans in the table above (which aggregated to 3 loans or $10 million at March 31, 2014) have been partially charged-off (by a cumulative total of $5.4 million). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due, although there can be no assurance that such charged-off amounts will be collected.
(4)	Represent modified loans as described in footnote 2 above, except that they were maintained on accrual status. All of these loans were performing and current and as of March 31, 2014, they had an aggregate weighted-average yield of 4.85%.

The table below summarizes the change in loans on nonaccrual status for the quarter ended March 31, 2014.

($ in thousands)
Balance at beginning of period	$35,903
Net new additions	3,466
Principal repayments	(619)

Balance at end of period	$38,750

The table below summarizes the change in TDRs on accrual status for the quarter ended March 31, 2014.

($ in thousands)
Balance at beginning of period	$13,429
Principal repayments	(92)

Balance at end of period	$13,337

The table below sets forth information regarding our TDRs as of March 31, 2014.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value	Interest Rate	Principal Amortization	Maturity Date	Collateral Last Appraised
Nonaccrual Status (1)
Unanchored retail center	West Palm, Florida	$5,549	$4,320	4.50%	No	Aug 2014	Mar 2014
Unanchored retail center	Lake Worth, Florida	5,452	4,685	4.50%	No	Sep 2014	Mar 2014
Unanchored retail center	Maple Heights, Ohio	4,730	985	4.00%	No	Apr 2017	Jan 2014
Office building	Miami, Florida	13,900	13,900	5.13%	Yes	Oct 2018	Mar 2014
Office building	Norcross, Georgia	8,694	8,694	4.00%	No	Dec 2015	Apr 2013

		38,325	32,584	4.62%

Accrual Status
Land	Rapid City, South Dakota	1,590	1,590	5.00%	Yes	Jan 2015	Mar 2013
Unanchored retail center	New York, New York	5,290	5,290	4.50%	Yes	Sep 2014	Jan 2014
Garden apartment	Lake Worth, Florida	851	851	6.00%	Yes	Oct 2016	Nov 2013
Unanchored retail center	Monroe, New York	2,890	2,890	5.13%	Yes	Mar 2017	Aug 2013
Office building	Clearwater, Florida	449	449	5.00%	Yes	Oct 2017	Nov 2012
Garden apartment	Orlando, Florida	2,267	2,267	4.75%	Yes	Nov 2015	Sep 2013

		13,337	13,337	4.85%

		$51,662	$44,921	4.69%

(1)	All these TDRs were performing in accordance with their modified terms but were maintained on nonaccrual status as of March 31, 2014 in accordance with regulatory guidance. Interest income on such loans is recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $5.4 million) and interest received and applied as a reduction of principal (totaling $0.3 million). The borrowers remain obligated to pay all contractual amounts due although collection of such amounts by us is not assured.

The table below details real estate we owned through foreclosure (“REO”) at the dates indicated.

($ in thousands)				Net Carrying Value
Description of Property	City	State	Acquired	At Mar 31, 2014	At Dec 31, 2013	Last Appraised
7 story vacant office building and vacant lot (1)	Yonkers	NY	8/09	$—	$1,334	5/13
622 unit garden apart. complex - 82% occupied	Louisville	KY	7/10	6,685	6,685	5/13
Two, 5 story vacant office buildings - 182K sq. ft.	Jacksonville	FL	2/13	2,650	2,650	3/13

				$9,335	$10,669

(1)	Sold in Q1-14 for $1.4 million. Original cost basis upon transfer to REO was $2.2 million.

A net gain from the sale of this property of $0.1 million was recorded in Q1-14.

We review the estimated fair value of our REO portfolio at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing quarterly reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. The properties owned at March 31, 2014 were being marketed for sale. At March 31, 2014, the total REO valuation allowance amounted to $1.2 million, compared to $2.0 million at December 31, 2013.

All Other Assets

The following table sets forth a list of our other assets:

	At March 31,	At December 31,
($ in thousands)	2014	2013
Accrued interest receivable	$4,630	$4,861
Loan fees receivable	2,266	2,298
Income tax receivable	580	1,165
Premises and equipment, net	4,029	4,056
Deferred income tax asset	16,317	18,362
Deferred debenture offering costs, net	733	742
Investment in unconsolidated subsidiaries	1,702	1,702
All other	1,430	1,036

	$31,687	$34,222

All other assets decreased primarily due to a $2.0 million decrease in our deferred tax asset resulting from the partial utilization of the asset to offset part of our taxable earnings during Q1-14.

Deposits

Total deposits at March 31, 2014 increased to $1.30 billion from $1.28 billion at December 31, 2013, primarily reflecting an increase of $30 million in certificate of deposit accounts (CDs), partially offset by an $8 million decrease in money market deposit accounts. At March 31, 2014, CDs totaled $911 million, and checking, savings and money market accounts aggregated to $392 million. The same categories of deposit accounts totaled $882 million and $400 million, respectively, at December 31, 2013. CDs represented 70% and 69%, respectively, of total deposits at each date. At March 31, 2014 and December 31, 2013, CDs included $87 million and $91 million of brokered deposits, respectively. See the section “Liquidity and Capital Resources” in this report for a further discussion of our deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related accrued interest payable decreased to $56.8 million at March 31, 2014 from $57.6 million at December 31, 2013, due to the payment in March of $0.8 million of accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes (TRUPs).

All Other Liabilities

The following table sets forth the composition of our other liabilities:

	At March 31,	At December 31,
($ in thousands)	2014	2013
Accrued interest payable on deposits	$1,099	$1,508
Mortgage escrow funds payable	25,309	18,879
Official checks outstanding	4,685	7,335
All other liabilities	2,549	3,281

	$33,642	$31,003

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

Stockholders’ Equity

Stockholders’ equity increased to $202 million at March 31, 2014, from $197 million at December 31, 2013, reflecting primarily an increase in retained earnings of $3.8 million.

Comparison of Results of Operations for the Quarters Ended March 31, 2014 and 2013

Selected information regarding our results of operations follows:

	For the Quarter Ended March 31,
($ in thousands)	2014	2013	Change
Interest and dividend income	$15,513	$16,249	$(736)
Interest expense	5,270	7,245	(1,975)

Net interest and dividend income	10,243	9,004	1,239
Credit for loan losses	(500)	(1,000)	500
Noninterest income	866	743	123
Noninterest expenses:
Provision for real estate losses	—	629	(629)
Real estate activities expense (income), net	201	(986)	1,187
Operating expenses	4,572	4,138	434

Earnings before provision for income taxes	6,836	6,966	(130)
Provision for income taxes	2,994	3,075	(81)

Net earnings	3,842	3,891	(49)
Preferred dividend requirements and discount amortization	—	462	(462)

Net earnings available to common stockholders	$3,842	$3,429	$413

Diluted earnings per common share	$0.17	$0.16	$0.01

Net Interest and Dividend Income

The $1.2 million increase in net interest and dividend income was due to a higher net interest margin. The margin improved to 2.73% in Q1-14 from 2.37% in Q1-13, primarily due to a 41 basis point increase in the interest rate spread and a $14 million increase in net interest-earning assets. The higher spread reflected lower rates paid on new deposits and run-off of higher-cost legacy CDs, partially offset by payoffs of older, higher yielding loans coupled with new loan originations at lower market interest rates. Overall, our average cost of funds decreased by 54 basis points to 1.59% in Q1-14 from 2.13% in Q1-13, while our average yield on earning assets decreased by 13 basis points to 4.14% in Q1-14 from 4.27% in Q1-13.

Total average interest-earning assets decreased by $24 million in Q1-14 from Q1-13, reflecting a $59 million decrease in total securities and overnight investments, partially offset by a $35 million increase in loans. At the same time, average deposits and borrowed funds decreased by $38 million, while average total stockholders’ equity decreased by $14 million (due to the repurchase of preferred stock during 2013, partially offset by an increase in average common equity).

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

	For the Quarter Ended
	March 31, 2014			March 31, 2013
	Average	Interest	Yield/	Average	Interest	Yield/
($ in thousands)	Balance	Inc./Exp.	Rate (2)	Balance	Inc./Exp.	Rate (2)
Interest-earning assets:
Commercial real estate loans	$846,741	$10,801	5.17%	$830,888	$11,576	5.65%
Multifamily loans	206,601	2,437	4.78	208,449	2,735	5.32
1-4 family loans	67,770	937	5.61	49,700	728	5.94
Land loans	9,150	124	5.50	6,490	95	5.94
All other loans	1,264	16	5.13	1,354	19	5.69

Total loans (1)	1,131,526	14,315	5.14	1,096,881	15,153	5.60

U.S. government agencies securities	290,947	704	0.98	340,955	746	0.89
Residential mortgage-backed securities	77,757	352	1.84	81,312	211	1.05
State and municipal securities	531	2	1.53	533	2	1.52
Corporate securities (1)	—	—	—	3,650	—	—
Mutual funds and other equity securities	1,026	7	2.77	1,003	5	2.02
FRB and FHLB stock	8,255	116	5.70	8,158	114	5.67

Total securities	378,516	1,181	1.27	435,611	1,078	1.00

Other interest-earning assets	8,882	17	0.78	10,869	18	0.67

Total interest-earning assets	1,518,924	$15,513	4.14%	1,543,361	$16,249	4.27%

Noninterest-earning assets	66,101			94,704

Total assets	$1,585,025			$1,638,065

Interest-bearing liabilities:
Interest checking deposits	$17,786	$18	0.41%	$14,574	$15	0.42%
Savings deposits	10,040	7	0.28	9,646	7	0.29
Money market deposits	362,908	365	0.41	388,133	388	0.41
Certificates of deposit	896,715	4,481	2.03	913,589	6,396	2.84

Total deposit accounts	1,287,449	4,871	1.53	1,325,942	6,806	2.08

Debentures - capital securities	56,702	399	2.85	56,702	439	3.14

Total interest-bearing liabilities	1,344,151	$5,270	1.59%	1,382,644	$7,245	2.13%

Noninterest-bearing deposits	7,513			5,071
Noninterest-bearing liabilities	34,692			37,840
Preferred stockholder’s equity	—			24,657
Common stockholders’ equity	198,669			187,853

Total liabilities and stockholders’ equity	$1,585,025			$1,638,065

Net interest and dividend income/spread		$10,243	2.55%		$9,004	2.14%

Net interest-earning assets/margin (3)	$174,773		2.73%	$160,717		2.37%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.13			1.12

Return on average assets (2)	0.97%			0.95%
Return on average common equity (2)	7.74%			8.29%
Noninterest expense to average assets (2) (5)	1.15%			1.01%
Efficiency ratio (4)	41%			42%
Average stockholders’ equity to average assets	12.53%			12.97%

(1)	Includes average nonaccrual loans of $35.7 million in the 2014 period and $43.3 million in the 2013 period. Total interest income not accrued on such loans and excluded from the table totaled $82,000 in the 2014 period and $78,000 in the 2013 period. Total loan fees, net of direct origination costs, amortized and included in interest income amounted to $0.4 million in 2014 period and $0.5 million in 2013 period. Interest income on corporate securities was recognized on a cash basis. Interest income from state and municipal securities was taxable.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.87% and 2.54% for the 2014 and 2013 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities (income) expense, net) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities (income) expense, net.

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

	For the Quarter Ended March 31, 2014 versus March 31, 2013
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Total loans	$(1,328)	$506	$(16)	$(838)
Total securities	241	(119)	(19)	103
Total other interest-earning assets	3	(3)	(1)	(1)

Total interest-earning assets	(1,084)	384	(36)	(736)

Interest-bearing liabilities:
Interest checking deposits	—	3	—	3
Savings deposits	—	—	—	—
Money market deposits	—	(26)	3	(23)
Certificates of deposit	(1,850)	(120)	55	(1,915)

Total deposit accounts	(1,850)	(143)	58	(1,935)

Total borrowed funds	(41)	—	1	(40)

Total interest-bearing liabilities	(1,891)	(143)	59	(1,975)

Net change in interest and dividend income	$807	$527	$(95)	$1,239

Provision for Loan Losses

A credit for loan losses of $0.5 million was recorded in Q1-14, compared to $1.0 million in Q1-13. The amount for Q1-14 reflected the upgrade of one performing TDR loan due to an increase in the loan’s collateral value. The Q1-13 credit was primarily the result of $1.1 million of cash recoveries of prior charge offs from settlements of litigation relating to foreclosure actions.

Noninterest Income

Noninterest income (inclusive of loan prepayment income) remained relatively unchanged at $0.8 million in Q1-14, compared to $0.7 million in Q1-13, as a lower level of loan prepayment income was offset by a decrease in security impairment charges.

Noninterest Expenses

No provision for real estate losses was recorded in Q1-14, compared to $0.6 million in Q1-13. The provision for Q1-13 reflected decreases in the estimated fair value of a number of properties owned through foreclosure.

Real estate expenses, net of rental and other income, amounted to $0.2 million in Q1-14, compared to net income of $0.9 million Q1-13. The income for Q1-13 reflected $1.5 million of cash recoveries of expenses from litigation settlements. Excluding the recoveries, real estate expenses would have amounted to $0.6 million in Q1-13.

Operating expenses increased to $4.6 million in Q1-14, from $4.2 million in Q1-13, primarily due to normal salary increases ($0.1 million), awards of bonuses to employees ($0.2 million) and higher stock compensation expense ($0.2 million), partially offset by a decrease in FDIC insurance expense ($0.2 million). We employed 80 people as of March 31, 2014 compared to 80 at March 31, 2013.

Provision for Income Taxes

We recorded a provision for income tax expense of $3.0 million (on pre-tax income of $6.8 million) in Q1-14, compared to $3.1 million (on pre-tax income of $7.0 million) in Q1-13. Our effective income tax rate (inclusive of state and local taxes) was approximately 44% in Q1-14 and Q1-13.

Off-Balance Sheet and Other Financing Arrangements

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. At March 31, 2014, INB had approved commitments to lend of $24 million (which excludes an additional $68 million of potential new loan commitments that were in process of being approved as of that date), most of which are anticipated to be funded during 2014.

Liquidity and Capital Resources

The following discussion serves as an update to the section entitled “Liquidity and Capital Resources,” which begins on page 59 of our 2013 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the Q1-14, see the condensed consolidated statements of cash flows in this report.

Intervest National Bank

At March 31, 2014, INB had cash and short-term investments totaling $78 million, a large portion of which is expected to be used to fund loan commitments outstanding.

At March 31, 2104, INB had available collateral consisting of investment securities and certain loans that could be pledged to support an aggregate of approximately $368 million in borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from three banks totaling $41 million. At March 31, 2014, this total borrowing capacity of $409 million represented approximately 54% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

At March 31, 2014, total deposits amounted to $1.31 billion consisting of CDs totaling $911 million, and checking, savings and money market accounts aggregating to $398 million. CDs represented 70% of total deposits and CDs of $100,000 or more totaled $506 million and included $87 million of brokered CDs and $54 million of CDs obtained from the national CD market (as that market is defined in our 2013 10-K). Brokered CDs had a weighted-average remaining term and stated interest rate of 2.9 years and 2.93%, respectively, at March 31, 2014, and $19 million mature by March 31, 2015. CDs obtained through the national CD market totaled $55 million and had a weighted-average rate and term of 1.43% and 3.5 years, respectively, at March 31, 2014, and none of them mature within the next twelve months. At March 31, 2014, $324 million, or 36% of total CDs (inclusive of brokered and national CDs), mature by March 31, 2015. INB expects to replace its brokered and national CDs as they mature with new ones and to retain or replace a significant portion of its remaining maturing (non-brokered and non-national) CDs.

INB’s current objective is to maintain its deposit rates at levels to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%, and most recently has increased this target to 85 to 90%. This ratio stood at 83% as of March 31, 2014. INB expects to increase its deposits and loans during 2014. INB also introduced or is in the process of introducing in other deposit products such as remote deposit capture, landlord-tenant security deposits and electronic bill-pay, in effort to increase its non-CD deposit accounts. We cannot assure you that any of the forgoing plans or objectives will be successful or result in an increase in deposits or loans.

At March 31, 2014, INB had $110 million, or 9.6%, of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Over the next twelve months, approximately $35 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near the levels they are as of March 31, 2104. A large portion of the resulting proceeds would then be reinvested into similar securities and potentially at lower rates.

At March 31, 2014 and December 31, 2013, INB had no borrowed funds outstanding.

At March 31, 2014, INB’s regulatory capital ratios exceeded those required to be categorized as a well-capitalized institution. INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation.

At March 31, 2014, IBC had cash and short-term investments totaling $6.6 million, of which $6.3 million was available for use (inclusive of $5.2 million on deposit with INB). IBC relies on cash dividends received from INB to fund interest payments due on IBC’s outstanding debt as well as for IBC’s payment of cash dividends on its capital stock, if and when declared by IBC’s Board of Directors.

IBC’s regulatory capital ratios at March 31, 2014 exceeded its minimum requirements and IBC does not expect to need additional capital over the next twelve months. On April 24, 2014, IBC’s Board of Directors declared a cash dividend of $0.05 per share on IBC’s outstanding common stock. The dividend is payable May 26, 2014 to shareholders of record on the close of business May 15, 2014. The payment of the dividend will be funded from IBC’s cash on hand.

Summary

We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities. We are not aware of any trends, demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed or that may be placed on us by our regulators that would adversely impact our liquidity and ability to raise funds to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed. Additional information concerning securities held to maturity, loans, deposits and borrowings, including interest rates and maturity dates thereon, can be found in notes 2, 6, 7, and 8 to the financial statements in this report.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2014 due within the periods shown.

			Amounts Due Within
($ in thousands)	Total	1 year	2-3 years	4-5 years	Over 5 years
Deposits with stated maturities	$911,476	$324,311	$346,685	$228,856	$11,624
Deposits with no stated maturities	392,496	392,496	—	—	—
Subordinated debentures - capital securities	56,702	—	—	—	56,702
Mortgage escrow payable and official checks outstanding	29,994	29,994	—	—	—
Unfunded loan commitments and lines of credit (1)	23,794	23,794	—	—	—
Operating lease payments	15,343	1,335	3,059	3,013	7,936
Accrued interest payable on deposits	1,099	1,099	—	—	—
Accrued interest payable on all borrowed funds	67	67	—	—	—
Death benefit payments	99	99	—	—	—

	$1,431,070	$773,195	$349,744	$231,869	$76,262

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Asset and Liability Management

For a discussion of our interest rate risk and the tools we use to manage it, including the gap analysis that follows and the factors that affect its computation and results, see pages 62 through 64 of our 2013 10-K.

As discussed in our 2013 10-K and in this report, our entire loan portfolio is comprised of fixed-rate loans, which increases our exposure to interest rate risk. Mitigating this somewhat was the loan portfolio’s short weighted-average contractual term of approximately 4.6 years at March 31, 2014.

At March 31 2014, the gap analysis that follows indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $407 million, or a negative 25.5% of total assets, at March 31, 2014. As a result of the negative one-year gap, the composition of our balance sheet at March 31, 2014 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of March 31, 2014, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$34,193	$75,987	$667,961	$329,543	$1,107,684
Loans - performing nonaccrual TDRs (1)	—	9,005	23,579	—	32,584
Securities held to maturity (2)	193,691	40,713	100,752	11,269	346,425
Securities available for sale (2)	980	—	—	—	980
Short-term investments	1,565	—	—	—	1,565
FRB and FHLB stock	2,360	—	—	5,900	8,260
Interest-earning time deposits with banks	—	2,375	2,995	—	5,370

Total rate-sensitive assets	$232,789	$128,080	$795,287	$346,712	$1,502,868

Deposit accounts (3):
Interest checking	$17,763	$—	$—	$—	$17,763
Savings	9,706	—	—	—	9,706
Money market	359,457	—	—	—	359,457
Certificates of deposit	71,503	252,808	575,540	11,625	911,476

Total deposits	458,429	252,808	575,540	11,625	1,298,402

Debentures (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	67	—	—	—	67

Total borrowed funds	56,769	—	—	—	56,769

Total rate-sensitive liabilities	$515,198	$252,808	$575,540	$11,625	$1,355,171

GAP (repricing differences)	$(282,409)	$(124,728)	$219,747	$335,087	$147,697

Cumulative GAP	$(282,409)	$(407,137)	$(187,390)	$147,697	$147,697

Cumulative GAP to total assets	(17.7)%	(25.5)%	(11.7)%	9.3%	9.3%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $6.2 million are also excluded from the table.
(2)	Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate is scheduled to change. A large number of the securities have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up.
(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change accordingly. It should be noted that depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

The table that follows summarizes the results of certain scenarios of our earnings simulation model as of March 31, 2014. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

			Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)
Next 12 months	$40,698	$40,264	$38,863	$35,229
% change		-1.07%	-4.51%	-13.44%
Next 13-24 months	$41,512	$38,340	$38,465	$37,284
% change		-7.64%	-7.34%	-10.19%
2 Year Cumulative	$82,210	$78,604	$77,328	$72,513
% change		-4.39%	-5.94%	-11.80%

(1)	The model for this scenario covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and are subsequently sustained at those levels for the remainder of the simulation horizon.
(2)	The model for this scenario utilizes an instantaneous parallel rate shock and is maintained at those levels for the entire simulation horizon.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no direct risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in the note 13 to the financial statements in this report. We also actively monitor and manage our interest rate risk exposure as discussed in Item 2 above under the caption “Asset and Liability Management.”

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of March 31, 2014, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2013 10-K, where such factors are discussed on pages 27 through 35. There were no material changes to the risk factors during the quarter ended March 31, 2014. The risks described in our 2013 10-K are not the only risks facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: April 30, 2014	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2014	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiary

Exhibit Index

The following exhibits are filed as part of this report.

Exhibit #	Exhibit Description

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0	The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Consolidated Balance Sheets;

(ii)	Condensed Consolidated Statements of Earnings;

(iii)	Condensed Consolidated Statements of Comprehensive Income;

(iv)	Condensed Consolidated Statements of Changes in Stockholders’ Equity;

(v)	Condensed Consolidated Statements of Cash Flows; and

(vi)	Related financial statement footnotes.