Form 10-Q
period 2014-06-30
INTERVEST BANCSHARES CORP
filed 2014-08-04
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of July 31, 2014, there were 22,026,190 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

June 30, 2014 FORM 10-Q

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

PART 1. FINANCIAL INFORMATION – ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At June 30, 2014	At December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$33,337	$16,689
Federal funds sold and other short-term investments	2,030	8,011

Total cash and cash equivalents	35,367	24,700
Time deposits with banks	5,370	5,370
Securities available for sale, at estimated fair value	994	965
Securities held to maturity (estimated fair value of $357,311 and $378,507, respectively)	358,338	383,937
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	8,302	8,244
Loans receivable (net of allowance for loan losses of $26,598 and $27,833, respectively)	1,131,359	1,099,689
Accrued interest receivable	4,494	4,861
Loan fees receivable	2,165	2,298
Premises and equipment, net	3,926	4,056
Foreclosed real estate (net of valuation allowance of $390 and $2,017, respectively)	2,650	10,669
Deferred income tax asset	14,921	18,362
Other assets	3,938	4,645

Total assets	$1,571,824	$1,567,796

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$5,919	$5,211
Interest-bearing deposit accounts:
Checking (NOW) accounts	17,421	17,831
Savings accounts	9,977	10,027
Money market accounts	348,193	367,384
Certificate of deposit accounts	896,313	881,779

Total deposit accounts	1,277,823	1,282,232
Long-term debt – subordinated debentures (capital securities)	56,702	56,702
Accrued interest payable on long term debt	58	868
Accrued interest payable on deposits	1,440	1,508
Mortgage escrow funds payable	20,945	18,879
Official checks outstanding	4,881	7,335
Other liabilities	3,396	3,281

Total liabilities	1,365,245	1,370,805

STOCKHOLDERS’ EQUITY
Common stock ($1.00 par value; 62,000,000 shares authorized; 22,025,390 and 21,918,623 shares issued and outstanding, respectively)	22,025	21,919
Additional paid-in-capital, common	89,002	88,043
Unearned compensation on restricted common stock awards	(1,864)	(1,898)
Retained earnings	97,438	88,959
Accumulated other comprehensive loss	(22)	(32)

Total stockholders’ equity	206,579	196,991

Total liabilities and stockholders’ equity	$1,571,824	$1,567,796

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands, except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable	$14,886	$14,591	$29,201	$29,744
Securities	1,164	1,014	2,345	2,092
Other interest-earning assets	16	18	33	36

Total interest and dividend income	16,066	15,623	31,579	31,872

INTEREST EXPENSE
Deposits	4,808	6,612	9,679	13,418
Subordinated debentures – capital securities	387	436	786	875

Total interest expense	5,195	7,048	10,465	14,293

Net interest and dividend income	10,871	8,575	21,114	17,579
Credit for loan losses	(1,000)	(750)	(1,500)	(1,750)

Net interest and dividend income after credit for loan losses	11,871	9,325	22,614	19,329

NONINTEREST INCOME
Income from the early repayment of mortgage loans	2,021	623	2,529	1,290
Income from mortgage lending activities	313	286	592	657
Customer service fees	127	118	206	189
Impairment writedowns on investment securities	—	(325)	—	(691)

Total noninterest income	2,461	702	3,327	1,445

NONINTEREST EXPENSES
Salaries and employee benefits	1,900	1,861	4,142	3,811
Stock compensation for employees and directors	279	248	774	502
Occupancy and equipment, net	504	562	1,087	1,078
Data processing	102	83	210	174
Professional fees and services	323	384	660	768
Stationery, printing, supplies, postage and delivery	81	85	161	146
FDIC insurance	276	306	525	811
General insurance	150	150	297	302
Director and committee fees	141	83	245	187
Advertising and promotion	3	5	26	10
Real estate activities expense (income), net	298	(346)	499	(1,332)
Provision for real estate losses	—	76	—	705
All other	167	187	371	303

Total noninterest expenses	4,224	3,684	8,997	7,465

Earnings before provision for income taxes	10,108	6,343	16,944	13,309
Provision for income taxes	4,370	2,804	7,364	5,879

Net earnings	5,738	3,539	9,580	7,430
Preferred stock dividend requirements and discount amortization	—	(326)	—	(788)

Net earnings available to common stockholders	$5,738	$3,213	$9,580	$6,642

Basic earnings per common share	$0.26	$0.14	$0.43	$0.30
Diluted earnings per common share	$0.26	$0.14	$0.43	$0.30
Cash dividends per common share	$0.05	$—	$0.05	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Net earnings	$5,738	$3,539	$9,580	$7,430
Other Comprehensive Income:
Net unrealized holding gain on available-for-sale securities	9	—	17	—
Provision for income taxes related to unrealized gain on available-for-sale securities	(4)	—	(7)	—

Other comprehensive income, net of tax	5	—	10	—

Total comprehensive income	$5,743	$3,539	$9,590	$7,430

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six-Months Ended June 30,
	2014		2013
($ in thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period		$—	25,000	$25
Partial redemption		—	(6,250)	(6)

Balance at end of period		—	18,750	19

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning of period		—		24,975
Partial redemption		—		(6,244)

Balance at end of period		—		18,731

PREFERRED STOCK DISCOUNT
Balance at beginning of period		—		(376)
Amortization of preferred stock discount		—		246

Balance at end of period		—		(130)

COMMON STOCK
Balance at beginning of period	21,918,623	21,919	21,589,589	21,590
Issuance of shares of restricted stock	92,000	92	330,700	331
Issuance of shares upon exercise of stock options	14,767	14	11,567	11
Forfeiture of shares of restricted stock	—	—	(8,100)	(8)

Balance at end of period	22,025,390	22,025	21,923,756	21,924

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		88,043		85,726
Issuance of shares of restricted stock		612		1,157
Issuance of shares upon exercise of stock options		30		31
Forfeiture of shares of restricted stock		—		(21)
Excess income tax benefit from equity awards		307		145
Compensation expense related to stock options		10		24

Balance at end of period		89,002		87,062

UNEARNED COMPENSATION – RESTRICTED STOCK
Balance at beginning of period		(1,898)		(715)
Issuance of shares of restricted stock		(704)		(1,488)
Amortization of unearned compensation to compensation expense		738		507

Balance at end of period		(1,864)		(1,696)

RETAINED EARNINGS
Balance at beginning of period		88,959		79,722
Net earnings		9,580		7,430
Cash dividend declared and paid on common stock		(1,101)		—
Cash dividend declared and paid on preferred stock		—		(1,228)
Discount from partial redemption of preferred stock		—		187
Preferred stock discount amortization		—		(246)

Balance at end of period		97,438		85,865

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year		(32)		—
Net change in accumulated other comprehensive loss		10		—

Balance at end of period		(22)		—

Total stockholders’ equity at end of period	22,025,390	$206,579	21,942,506	$211,775

Preferred stockholder’s equity	—	$—	18,750	$18,620
Common stockholders’ equity	22,025,390	206,579	21,923,756	193,155

Total stockholders’ equity at end of period	22,025,390	$206,579	21,942,506	$211,775

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2014	2013
OPERATING ACTIVITIES
Net earnings	$9,580	$7,430
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	156	170
Credit for loan losses	(1,500)	(1,750)
Provision for real estate losses	—	705
Deferred income tax expense	3,434	5,355
Stock compensation expense	774	502
Amortization of deferred debenture offering costs	18	18
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(138)	469
Net gain from sale of foreclosed real estate	(203)	(718)
Impairment writedowns on investment securities	—	691
Net decrease in loan fees receivable	133	464
Net decrease in accrued interest payable on borrowed funds	(810)	(6,170)
Net (decrease) increase in official checks outstanding	(2,454)	2,658
Net change in all other assets and liabilities	1,933	8,161

Net cash provided by operating activities	10,923	17,985

INVESTING ACTIVITIES
Maturities and calls of securities held to maturity	55,168	91,679
Purchases of securities held to maturity	(30,178)	(60,902)
Purchases of securities available for sale	(12)	(11)
Purchases of interest-earning time deposits with banks	—	(200)
Purchases of FRB and FHLB stock, net	(58)	(78)
(Originations) repayments of loans receivable, net	(30,279)	51,564
Proceeds from sales of foreclosed real estate	8,222	867
Purchases of premises and equipment, net	(26)	(280)

Net cash provided by investing activities	2,837	82,639

FINANCING ACTIVITIES
Net decrease in deposits	(4,409)	(69,444)
Net increase in mortgage escrow funds payable	2,066	2,505
Partial redemption of preferred stock	—	(6,062)
Cash dividends paid to common stockholders	(1,101)	—
Cash dividends paid to preferred stockholders	—	(1,228)
Proceeds from issuance of common stock upon exercise of stock options	44	42
Excess tax benefit from exercise of options and vesting of restricted stock	307	145

Net cash used in financing activities	(3,093)	(74,042)

Net increase in cash and cash equivalents	10,667	26,582
Cash and cash equivalents at beginning of period	24,700	60,395

Cash and cash equivalents at end of period	$35,367	$86,977

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$11,325	$20,681
Cash paid for income taxes	2,145	575
Net change in unrealized loss on securities available for sale	10	—
Loans transferred to foreclosed real estate	—	3,040
Loans originated to finance sales of foreclosed real estate	—	3,240
Preferred stock dividend requirements and amortization of related discount	—	788

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

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

Note 1 – Summary of Significant Accounting Policies, Continued

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

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on our financial statements.

In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have any impact on our financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 – Securities Held to Maturity and Available for Sale

The carrying value (amortized cost) and estimated fair value of securities held to maturity (“HTM”) are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At June 30, 2014
U.S. government agencies (1)	155	$277,752	$367	$1,915	$276,204	1.01%	2.7 Yrs	3.6 Yrs
Residential mortgage-backed (2)	67	80,055	727	207	80,575	1.86%	4.4 Yrs	13.6 Yrs
State and municipal	1	531	1	—	532	1.25%	2.7 Yrs	2.8 Yrs

	223	$358,338	$1,095	$2,122	$357,311	1.20%	3.0 Yrs	5.8 Yrs

At December 31, 2013
U.S. government agencies (1)	161	$305,906	$410	$4,947	$301,369	0.94%	3.0 Yrs	3.8 Yrs
Residential mortgage-backed (2)	57	77,500	130	1,017	76,613	1.79%	4.3 Yrs	14.7 Yrs
State and municipal	1	531	—	6	525	1.25%	3.2 Yrs	3.3 Yrs

	219	$383,937	$540	$5,970	$378,507	1.11%	3.3 Yrs	6.0 Yrs

(1)	Consist of debt obligations of U.S. government sponsored agencies (GSEs) – Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), which are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments are guaranteed by the U.S. government nor do they constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. FNMA and FHLMC are under U.S. government conservatorship.
(2)	At June 30, 2014, the portfolio consisted of $12.0 million of Government National Mortgage Association (GNMA) residential pass-through certificates and $68.1 million of residential participation certificates issued by FNMA or FHLMC, compared to $13.6 million and $63.9 million, respectively, at December 31, 2013. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments. Included in this line item are investments in FNMA Delegated Underwriting and Servicing (DUS) mortgage-backed securities (of approximately $14 million at June 30, 2014 and $7.0 million at December 31, 2013) that are backed by eligible multifamily pools that typically contain one loan or single purpose entity.

The estimated fair values of HTM securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

	Number of Securities	Less Than Twelve Months		Twelve Months or Longer		Total
($ in thousands)		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At June 30, 2014
U.S. government agencies	108	$24,871	$48	$161,636	$1,867	$186,507	$1,915
Residential mortgage-backed	23	5,475	15	22,567	192	28,042	207

	131	$30,346	$63	$184,203	$2,059	$214,549	$2,122

At December 31, 2013
U.S. government agencies	130	$233,930	$4,791	$7,344	$156	$241,274	$4,947
Residential mortgage-backed	41	48,862	987	3,284	30	52,146	1,017
State and municipal	1	525	6	—	—	525	6

	172	$283,317	$5,784	$10,628	$186	$293,945	$5,970

All HTM securities were investment grade rated. The securities had either fixed interest rates or had predetermined scheduled interest rate increases and nearly all had call or prepayment features that allow the issuer to repay all or a portion of the security at par before its stated maturity without penalty. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. The estimated fair values disclosed in this footnote for HTM securities were obtained from a third-party pricing service that used Level 2 inputs. At June 30, 2014 and December 31, 2013, INB, which owned the HTM portfolio, also had the ability and intent to hold all of the investments for a period of time sufficient for the estimated fair value of the securities with unrealized losses to recover, which may be at the time of maturity. Accordingly, we viewed all the gross unrealized losses related to the HTM portfolio as of those dates to be temporary for the reasons noted above.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 – Securities Held to Maturity and Available for Sale, Continued

The following table is a summary of the carrying value (amortized cost) and estimated fair value of HTM securities at June 30, 2014, by remaining period to contractual maturity (ignoring earlier call dates, if any). The amounts reported in the table also did not consider the effects of possible prepayments or unscheduled repayments. Accordingly, actual maturities may differ from contractual maturities shown in the table.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield
Due in one year or less	$8,349	$8,362	1.32%
Due after one year through five years	250,465	249,349	0.97
Due after five years through ten years	49,778	49,504	1.68
Due after ten years	49,746	50,096	1.86

	$358,338	$357,311	1.20%

The table below provides a cumulative roll forward of credit losses recognized on securities held to maturity for the periods indicated.

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Balance at beginning of period	$—	$4,599	$—	$4,233
Additional credit losses on debt securities for which OTTI was previously recognized	—	325	—	691

Balance at end of period	$—	$4,924	$—	$4,924

At June 30, 2014 and December 31, 2013, the carrying value (estimated fair value) of securities available for sale amounted to approximately $1.0 million. The investment represented approximately 92,850 and 91,700 shares, respectively, of an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Note 3 – Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At June 30, 2014		At December 31, 2013
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	414	$888,043	394	$838,766
Multifamily loans	142	205,258	138	210,270
One to four family loans	16	59,211	20	72,064
Land loans	5	8,381	5	9,178

	577	1,160,893	557	1,130,278

All Other Loans:
Business loans	18	1,031	19	1,061
Consumer loans	8	170	12	211

	26	1,201	31	1,272

Loans receivable, gross	603	1,162,094	588	1,131,550
Deferred loan fees		(4,137)		(4,028)

Loans receivable, net of deferred fees		1,157,957		1,127,522
Allowance for loan losses		(26,598)		(27,833)

Loans receivable, net		$1,131,359		$1,099,689

Loans 90 days past due and still accruing interest - At June 30, 2014, there was one loan 90 days past due and still accruing of $3.0 million, compared to three loans totaling $4.1 million at December 31, 2013.

Loans on nonaccrual status – At June 30, 2014 and December 31, 2013, there were $23.0 million and $35.9 million of loans, respectively, on nonaccrual status, which included restructured loans (or “TDRs”) of $17.7 million and $33.2 million, respectively. All the TDRs were current and performing in accordance with their restructured terms but were maintained on nonaccrual status based on regulatory guidance. All nonaccrual loans were considered impaired loans.

TDRs on accrual status – At June 30, 2014 and December 31, 2013, there were $27.1 million and $13.4 million of TDR loans, respectively, classified as accruing TDRs. All of these TDR loans were considered impaired loans.

At June 30, 2014 and December 31, 2013, we also had one performing and accruing loan of $7.7 million that was classified as an impaired loan.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable, Continued

The tables below summarize certain information regarding our impaired loans as follows:

($ in thousands)	Recorded Investment by State (1)								Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At June 30, 2014 Type	NY	FL	VA	GA	CT	OH	SD	Total
Retail	$8,138	$9,005	$7,727	$—	$2,684	$—	$—	$27,554	$2,777	$31,251	6
Office Building	—	14,285	—	8,695	—	—	—	22,980	1,928	22,980	3
Parking Lot	2,622	—	—	—	—	—	—	2,622	79	2,622	1
Multifamily	—	3,110	—	—	—	—	—	3,110	591	3,110	2
Land	—	—	—	—	—	—	1,555	1,555	161	1,555	1

Totals	$10,760	$26,400	$7,727	$8,695	$2,684	$—	$1,555	$57,821	$5,536	$61,518	13

($ in thousands)	Recorded Investment by State (1)								Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At December 31, 2013 Type	NY	FL	VA	GA	CT	OH	SD	Total
Retail	$8,223	$9,005	$7,828	$—	$2,719	$1,000	$—	$28,775	$3,052	$36,216	7
Office Building	—	14,937	—	8,695	—	—	—	23,632	1,947	23,632	3
Multifamily	—	3,128	—	—	—	—	—	3,128	594	3,128	2
Land	—	—	—	—	—	—	1,625	1,625	500	1,625	1

Totals	$8,223	$27,070	$7,828	$8,695	$2,719	$1,000	$1,625	$57,160	$6,093	$64,601	13

(1)	Represents unpaid principal less partial principal charge offs and interest received and applied as a reduction of principal in certain cases.
(2)	Represents a specific valuation allowance against the recorded investment, which is included as part of our overall allowance for loan losses.

All impaired loans at the dates indicated in the table had a specific valuation allowance.

(3)	Represents contractual unpaid principal balance (shown for informational purposes only). The borrowers are obligated to pay such amounts.

However, the ultimate collection by us of such amounts in this column is not assured.

Other information related to our impaired loans is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Average recorded investment in nonaccrual loans	$34,336	$39,733	$35,400	$41,831
Total cash basis interest income recognized on nonaccrual loans	458	610	977	1,208

Average recorded investment in accruing TDR loans	16,756	13,271	15,071	15,799
Total interest income recognized on accruing TDR loans under modified terms	223	179	400	429

Age analysis of our loan portfolio by segment at June 30, 2014 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due
Accruing Loans:
Commercial real estate	$865,038	$862,045	$—	$—	$2,993	$2,993
Multifamily	205,258	205,258	—	—	—	—
One to four family	59,211	59,211	—	—	—	—
Land	8,381	8,381	—	—	—	—
All other	1,201	1,201	—	—	—	—

Total accruing loans	1,139,089	1,136,096	—	—	2,993	2,993

Nonaccrual Loans (1):
Commercial real estate	23,005	20,383	—	—	2,622	2,622

Total nonaccrual loans	23,005	20,383	—	—	2,622	2,622

Total loans	$1,162,094	$1,156,479	$—	$—	$5,615	$5,615

(1)	The amount of nonaccrual loans in the current column included $17.7 million of TDRs for which payments were being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of one performing and paying loan classified nonaccrual due to concerns regarding the borrower’s ability to continue making payments. Interest income from loan payments received on loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable, Continued

Age analysis of our loan portfolio by segment at December 31, 2013 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due
Accruing Loans:
Commercial real estate	$802,863	$796,980	$1,796	$—	$4,087	$5,883
Multifamily	210,270	209,426	844	—	—	844
One to four family	72,064	72,064	—	—	—	—
Land	9,178	9,178	—	—	—	—
All other	1,272	1,271	1	—	—	1

Total accruing loans	1,095,647	1,088,919	2,641	—	4,087	6,728

Nonaccrual Loans (1):
Commercial real estate	35,903	35,903	—	—	—	—

Total nonaccrual loans	35,903	35,903	—	—	—	—

Total loans	$1,131,550	$1,124,822	$2,641	$—	$4,087	$6,728

(1)	The amount of nonaccrual loans in the current column included $33.2 million of TDRs for which payments were being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments received on loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Information regarding the credit quality of the loan portfolio based on our internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At June 30, 2014
Commercial real estate	$829,466	$3,218	$55,359	$888,043
Multifamily	199,326	2,361	3,571	205,258
One to four family	59,211	—	—	59,211
Land	8,381	—	—	8,381
All other	1,201	—	—	1,201

Total loans	$1,097,585	$5,579	$58,930	$1,162,094

Allocation of allowance for loan losses	$21,055	$163	$5,380	$26,598

At December 31, 2013
Commercial real estate	$772,900	$3,522	$62,344	$838,766
Multifamily	204,298	2,369	3,603	210,270
One to four family	72,064	—	—	72,064
Land	7,553	—	1,625	9,178
All other	1,272	—	—	1,272

Total loans	$1,058,087	$5,891	$67,572	$1,131,550

Allocation of allowance for loan losses	$20,720	$169	$6,944	$27,833

(1)	Substandard loans consisted of $23.0 million of nonaccrual loans, $25.1 million of accruing TDRs and $10.8 million of other performing loans at June 30, 2014, compared to $35.9 million of nonaccrual loans, $13.1 million of accruing TDRs and $18.6 million of other performing loans at December 31, 2013. At June 30, 2014 and December 31, 2013, we also had accruing TDRs of $2.0 million and $0.4 million, respectively, which were rated pass.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At June 30, 2014		At December 31, 2013
	Amount	% of Total	Amount	% of Total
New York	$651,314	56.0%	$670,052	59.3%
Florida	339,410	29.3	321,812	28.4
North Carolina	28,148	2.4	22,611	2.0
Georgia	21,109	1.9	18,799	1.7
New Jersey	13,542	1.2	15,650	1.4
Pennsylvania	13,263	1.1	16,898	1.5
Virginia	13,166	1.1	11,491	1.0
Kentucky	8,440	0.7	11,930	1.1
South Carolina	8,044	0.7	9,223	0.8
Connecticut	7,366	0.6	8,429	0.7
Tennessee	6,731	0.6	5,843	0.5
Massachusetts	6,058	0.5	—	—
Texas	5,720	0.5	—	—
Michigan	5,514	0.5	5,599	0.5
Arizona	5,125	0.4	—	—
West Virginia	4,477	0.4	—	—
Ohio	4,429	0.4	4,703	0.4
Utah	3,937	0.3	—	—
Illinois	3,627	0.3	—	—
Indiana	3,463	0.3	2,820	0.2
All other states	9,211	0.8	5,690	0.5

	$1,162,094	100.0%	$1,131,550	100.0%

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable, Continued

The distribution of TDRs by accruing versus nonaccruing, by loan type and by geographic distribution follows:

($ in thousands)	At June 30, 2014	At December 31, 2013
Performing – nonaccrual status	$17,700	$33,184
Performing – accrual status	27,088	13,429

	$44,788	$46,613

Commercial real estate	$40,123	$41,860
Multifamily	3,110	3,128
Land	1,555	1,625

	$44,788	$46,613

New York	$8,138	$8,223
Florida	26,400	27,070
Georgia	8,695	8,695
Ohio	—	1,000
South Dakota	1,555	1,625

	$44,788	$46,613

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Quarter Ended June 30, 2014
Balance at beginning of period	$18,813	$5,112	$2,632	$853	$8	$27,418
Loan chargeoffs	—	—	—	—	—	—
Loan recoveries	180	—	—	—	—	180
(Credit) provision for loan losses	(612)	(148)	(274)	34	—	(1,000)

Balance at end of period	$18,381	$4,964	$2,358	$887	$8	$26,598

Six-Months Ended June 30, 2014
Balance at beginning of period	$18,403	$5,097	$3,017	$1,308	$8	$27,833
Loan chargeoffs	—	—	—	—	—	—
Loan recoveries	251	14	—	—	—	265
(Credit) provision for loan losses	(273)	(147)	(659)	(421)	—	(1,500)

Balance at end of period	$18,381	$4,964	$2,358	$887	$8	$26,598

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Quarter Ended June 30, 2013
Balance at beginning of period	$18,644	$5,617	$2,971	$970	$8	$28,210
Loan chargeoffs	(1,817)	(6)	—	—	—	(1,823)
Loan recoveries	818	—	—	—	—	818
(Credit) provision for loan losses	(49)	(513)	(176)	(14)	2	(750)

Balance at end of period	$17,596	$5,098	$2,795	$956	$10	$26,455

Six-Months Ended June 30, 2013
Balance at beginning of period	$19,051	$6,881	$1,120	$1,043	$8	$28,103
Loan chargeoffs	(1,932)	(6)	—	—	—	(1,938)
Loan recoveries (1)	880	677	—	483	—	2,040
Credit) provision for loan losses	(403)	(2,454)	1,675	(570)	2	(1,750)

Balance at end of period	$17,596	$5,098	$2,795	$956	$10	$26,455

(1)	In the first and second quarters of 2013, INB entered into settlement agreements with respect to certain litigation INB had pursued in connection with foreclosure actions it had commenced in 2010 on several of its loans. INB commenced the actions to collect, in one case, insurance proceeds, which it contended had been improperly paid to various third parties, and in another case, damages due to alleged legal malpractice when the loan was originated. As a result of these settlements, INB received net proceeds totaling $2.7 million and $0.1 million in the first and second quarter of 2013, respectively, which was recorded as $1.1 million of recoveries of prior loan charge offs and $1.6 million of recoveries of prior real estate expenses associated with two loans and underlying collateral property.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 – Allowance for Loan Losses, Continued

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at June 30, 2014.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$53,156	$3,110	$—	$1,555	$—	$57,821
Collectively evaluated for impairment	834,887	202,148	59,211	6,826	1,201	1,104,273

Total loans	$888,043	$205,258	$59,211	$8,381	$1,201	$1,162,094

Allowance for loan losses:
Individually evaluated for impairment	$4,784	$591	$—	$161	$—	$5,536
Collectively evaluated for impairment	13,597	4,373	2,358	726	8	21,062

Total allowance for loan losses	$18,381	$4,964	$2,358	$887	$8	$26,598

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2013.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$52,407	$3,128	$—	$1,625	$—	$57,160
Collectively evaluated for impairment	786,359	207,142	72,064	7,553	1,272	1,074,390

Total loans	$838,766	$210,270	$72,064	$9,178	$1,272	$1,131,550

Allowance for loan losses:
Individually evaluated for impairment	$4,999	$594	$—	$500	$—	$6,093
Collectively evaluated for impairment	13,404	4,503	3,017	808	8	21,740

Total allowance for loan losses	$18,403	$5,097	$3,017	$1,308	$8	$27,833

Note 5 – Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At June 30, 2014		At December 31, 2013
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	1	$2,650	2	$3,984
Multifamily	—	—	1	6,685

Real estate acquired through foreclosure	1	$2,650	3	$10,669

(1)	Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2014	2013	2014	2013
Valuation allowance at beginning of period	$1,193	$5,968	$2,017	$5,339
Chargeoffs	(803)	—	(1,627)	—
Provision for real estate losses	—	76	—	705

Valuation allowance at end of period	$390	$6,044	$390	$6,044

Note 6 – Deposits

Scheduled maturities of certificates of deposit accounts (CDs) are as follows:

	At June 30, 2014		At December 31, 2013
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$318,703	1.87%	$307,122	1.97%
Over one to two years	111,559	1.54	167,323	1.92
Over two to three years	231,691	1.94	170,956	1.92
Over three to four years	80,129	2.34	106,700	2.50
Over four years	154,231	2.06	129,678	2.06

	$896,313	1.92%	$881,779	2.03%

CDs of $100,000 or more totaled $501 million at June 30, 2014 and $473 million at December 31, 2013 and included brokered CDs of $87 million and $91 million, respectively. At June 30, 2014, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $146 million due within one year; $52 million due over one to two years; $149 million due over two to three years; $52 million due over three to four years; and $102 million due thereafter. At June 30, 2014, brokered CDs had a weighted-average rate of 2.93% and their remaining maturities were as follows: $19 million due within one year; $8 million due over one to two years; $14 million due over two to three years; $25 million due over three to four years and $21 million due over four years.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Lines of Credit

At June 30, 2014, INB had $41 million of unsecured credit lines that were cancelable by the lender at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At June 30, 2014, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $380 million from the FHLB and FRB, if needed. There were no borrowings during the reporting periods in this report.

Note 8 – Subordinated Debentures – Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At June 30, 2014			At December 31, 2013
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II – debentures due September 17, 2033	$15,464	$18	3.18%	$15,464	$275	3.19%
Capital Securities III – debentures due March 17, 2034	15,464	18	3.02%	15,464	261	3.03%
Capital Securities IV – debentures due September 20, 2034	15,464	14	2.63%	15,464	223	2.65%
Capital Securities V – debentures due December 15, 2036	10,310	8	1.88%	10,310	109	1.89%

	$56,702	$58		$56,702	$868

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. See note 9 to the financial statements included in our 2013 Annual Report on Form 10-K for additional discussion of the above securities.

Note 9 – Common Stock Warrant and Equity Incentive Plans

IBC has shareholder-approved equity incentive plans in place under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiary. The maximum number of shares of common stock that may be awarded is 2,250,000. At June 30, 2014, 620,403 shares of common stock were available for award.

Stock Options and Stock Warrant

There were no awards of options during the reporting periods in this report.

A summary of outstanding common stock options and warrant and related information follows:

	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total
Outstanding at December 31, 2013	691,882	110,640	113,990	57,400	32,400	35,133	1,041,445	$6.64

Forfeited/expired (2)	—	(300)	(300)	(300)	(300)	(200)	(1,400)	$7.14
Options exercised	—	—	(750)	(1,800)	(6,350)	(5,867)	(14,767)	$3.17

Outstanding at June 30, 2014	691,882	110,340	112,940	55,300	25,750	29,066	1,025,278	$6.69

Expiration date	12/23/18	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	100%	100%	100%	100%	100%	67%	99%
Wtd-avg contractual remaining term (in years)	4.5	3.5	4.5	5.5	6.5	7.5	4.6
Intrinsic value at June 30, 2014 (4)	$1,605	$—	$27	$206	$122	$151	$2,111

(1)	The U.S. Department of the Treasury, in connection with IBC’s prior participation in the Capital Purchase Program, owns a warrant to purchase 691,882 shares of IBC’s common stock at an exercise price of $5.42 per share.
(2)	Represent options forfeited or expired unexercised.
(3)	The $2.55 options further vest and become 100% exercisable on December 8, 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.
(4)	Intrinsic value was calculated using the closing price of the common stock on June 30, 2014 of $7.74.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 – Common Stock Warrant and Equity Incentive Plans, Continued

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

(2)	Fair value of each award was based on the closing market price of IBC’s common stock on the grant date.

A summary of outstanding restricted common stock and related information follows:

						Wtd-Avg. Price Per Share
	Price Per Share
	$2.90	$4.50	$7.21	$7.65	Total
Outstanding at December 31, 2013	158,317	279,500	135,500	—	573,317	$4.70

Shares vested and no longer restricted	(101,035)	(47,664)	(75,417)	—	(224,116)	$4.69
Shares granted	—	—	—	92,000	92,000	$7.65

Outstanding at June 30, 2014 (1) (2)	57,282	231,836	60,083	92,000	441,201	$5.32

(1)	All outstanding shares of restricted common stock at June 30, 2014 were unvested and subject to forfeiture.

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

Note 9 – Common Stock Warrant and Equity Incentive Plans, Continued

Stock Compensation Expense and Excess Tax Benefit

Stock-based compensation expense related to all equity awards totaled $279,000 and $248,000 for the second quarter of 2014 and 2013, respectively, and $774,000 and $502,000 for the six-months ended June 30, 2014 and 2013, respectively. The expense for the 2014 second quarter and six-month period included $11,000 and $26,000, respectively, attributable to outstanding cash-settled SARs (all of which were issued in January 2014). At June 30, 2014, pre-tax compensation expense related to all non-vested equity awards not yet recognized totaled $2.1 million and such amount is expected to be recognized in the future over a weighted-average period of approximately 1.9 years.

Our income taxes payable was reduced by the excess income tax benefit arising from the vesting of restricted common stock awards and the exercise of stock option awards during the reporting periods in this report based on certain criteria as described in note 1 to the financial statements. The tax benefit amounted to $15,000 for the second quarter of 2014, compared to none in the second quarter of 2013, and $307,000 and $145,000 for the first six-months of 2014 and 2013, respectively.

Note 10 – Earnings Per Common Share and Common Stock Dividend

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$5,738,000	$3,213,000	$9,580,000	$6,642,000
Weighted-Average number of common shares outstanding	22,023,783	21,923,243	22,007,706	21,877,973

Basic Earnings Per Common Share	$0.26	$0.14	$0.43	$0.30

Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$5,738,000	$3,213,000	$9,580,000	$6,642,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	22,023,783	21,923,243	22,007,706	21,877,973
Potential dilutive shares resulting from exercise of warrants /options (1)	224,696	79,906	228,099	42,307

Total average number of common shares outstanding used for dilution	22,248,479	22,003,149	22,235,805	21,920,280

Diluted Earnings Per Common Share	$0.26	$0.14	$0.43	$0.30

(1)	All outstanding options/warrants to purchase shares of our common stock were considered for the Diluted EPS computations and only those that were dilutive (as determined by using the treasury stock method prescribed by GAAP) were included in the computations above. For the quarter and six-month periods of 2014, outstanding options/warrants to purchase 223,280 shares of common stock were not dilutive because the exercise price of each was above the average market price of our common stock during these periods. For both the quarter and six-month periods of 2013, 235,630 of options/warrants to purchase common stock were not dilutive because the exercise price of each was above the average market price of our common stock during these periods.

On April 24, 2014, IBC’s Board of Directors approved the initiation of a quarterly cash dividend to common shareholders. The initial quarterly dividend declared of $0.05 per common share was paid on May 26, 2014 to shareholders of record on the close of business May 15, 2014.

Note 11 – Contingencies

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

Note 12 – Regulatory Matters and Regulatory Capital

On March 7, 2014, IBC received notification from the Federal Reserve Bank of New York (the “FRB”) that the written agreement between IBC and the FRB that was in effect since January 14, 2011 was terminated. As a result, IBC is no longer subject to any regulatory agreement or related restrictions that were described in our 2013 10-K.

At June 30, 2014, IBC’s consolidated Tier 1 capital and total capital ratios were 22.19% and 20.93%, respectively, and its leverage capital ratio was 16.48. At June 30, 2014, INB’s leverage capital ratio, Tier 1 capital and total capital ratios were 15.92%, 20.18% and 21.45%, respectively. At June 30, 2014, we believe that IBC and INB met all regulatory capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements at June 30, 2014.

Note 13 – Off-Balance Sheet Financial Instruments

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to INB. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by INB to guarantee the performance of its customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. INB had no standby letters of credit outstanding at June 30, 2014 or December 31, 2013.

The contractual amounts of off-balance sheet financial instruments are as follows:

($ in thousands)	At June 30, 2014	At December 31, 2013
Commitments to extend credit	$19,338	$19,386
Unused lines of credit	778	877

	$20,116	$20,263

Note 14 – Fair Value Measurements

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

At June 30, 2014 and December 31, 2013, we had no liabilities recorded at fair value and approximately $1.0 million of assets (comprised of securities available for sale) recorded at fair value (Level 1) on a recurring basis.

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At June 30, 2014	At December 31, 2013
($ in thousands)	Level 3	Level 3
Impaired loans (1) :
Commercial real estate	$53,156	$52,407
Multifamily	3,110	3,128
Land	1,555	1,625

Total impaired loans	57,821	57,160
Foreclosed real estate	2,650	10,669

(1)	Outstanding carrying value for impaired loans excludes a specific valuation allowance. See note 4 to the financial statements in this report.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 – Fair Value Measurements, Continued

	Accumulated Losses on Outstanding Balance as of:		Total Losses (Gains) (1)
			Quarter Ended June 30,		Six-Months Ended June 30,
	June 30, 2014	December 31, 2013
($ in thousands)			2014	2013	2014	2013
Impaired loans:
Commercial real estate	$7,867	$11,522	$(441)	$434	$(466)	$823
Multifamily	592	594	(27)	(534)	(17)	(957)
Land	161	500	114	(7)	(339)	(21)

Total impaired loans	8,620	12,616	(354)	(107)	(822)	(155)
Impaired securities	—	—	—	325	—	691
Foreclosed real estate	390	2,017	(131)	(642)	(203)	(13)

(1)	Represents total losses or (gains) recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses or (gains) for impaired loans represent the change (before chargeoffs and recoveries) during the period in the corresponding specific valuation allowance, while the losses (gains) for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any recoveries of prior write downs and (gains) or losses from the transfer/sale of properties during the period. The losses on securities represent the total of other than temporary impairment charges, which are recorded as component of noninterest income.

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the three- and six-months periods ended June 30, 2014.

($ in thousands)	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2013	$57,160	$10,669
Net new impaired loans	3,466	—
Principal repayments/sales	(762)	(1,406)
Gain from sales	—	72

Balance at March 31, 2014	59,864	9,335

Principal repayments/sales	(2,043)	(6,816)
Gain from sales	—	131

Balance at June 30, 2014	$57,821	$2,650

The following table presents information regarding the change in assets measured at fair value on a nonrecurring basis for the three- and six-months periods ended June 30, 2013.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Balance at December 31, 2012	$3,721	$65,973	$15,923
Net new impaired loans	—	1,485	—
OTTI writedowns	(366)	—	—
Impaired loans transferred to foreclosed real estate	—	(3,040)	3,040
Principal repayments/sales	(63)	(9,467)	—
Chargeoffs of impaired loans	—	(115)	—
Writedowns of carrying value subsequent to foreclosure	—	—	(629)

Balance at March 31, 2013	3,292	54,836	18,334

Net new impaired loans	—	6,761	—
OTTI writedowns	(325)	—	—
Principal repayments/sales	(44)	(9,241)	(4,107)
Chargeoffs of impaired loans	—	(1,823)	—
Writedowns of carrying value subsequent to foreclosure	—	—	(150)
Recoveries of prior writedowns	—	—	74
Gains from sales	—	—	718

Balance at June 30, 2013	$2,923	$50,533	$14,869

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 – Fair Value Measurements, Continued

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

The carrying and estimated fair values of our financial instruments are as follows:

	At June 30, 2014		At December 31, 2013
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (1)	$35,367	$35,367	$24,700	$24,700
Time deposits with banks (1)	5,370	5,370	5,370	5,370
Securities available for sale, net (1)	994	994	965	965
Securities held to maturity, net (2)	358,338	357,311	383,937	378,507
FRB and FHLB stock (3)	8,302	8,302	8,244	8,244
Loans receivable, net (3)	1,131,359	1,142,659	1,099,689	1,100,858
Accrued interest receivable (3)	4,494	4,494	4,861	4,861
Loan fees receivable (3)	2,165	1,709	2,298	1,808

Total Financial Assets	$1,546,389	$1,556,206	$1,530,064	$1,525,313

Financial Liabilities:
Deposits (3)	$1,277,823	$1,289,498	$1,282,232	$1,294,690
Borrowed funds plus accrued interest payable (3)	56,760	56,451	57,570	57,260
Accrued interest payable on deposits (3)	1,440	1,440	1,508	1,508
Commitments to lend (3)	397	397	408	408

Total Financial Liabilities	$1,336,420	$1,347,786	$1,341,718	$1,353,866

Net Financial Assets	$209,969	$208,420	$188,346	$171,447

(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements to be Level 2.
(3)	We consider these fair value measurements to be Level 3.

Note 15 – Subsequent Events

On July 14, 2014, IBC’s Board of Directors declared a quarterly dividend of $0.05 per common share payable August 26, 2014 to shareholders of record at the close of business August 15, 2014.

On July 31, 2014, IBC and INB, entered into a definitive agreement and plan of merger (the “Agreement”) with Bank of the Ozarks, Inc. (“Ozarks”) and its wholly-owned bank subsidiary, Bank of the Ozarks, relating to a proposed merger transaction. The Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) the Company will merge with and into Ozarks, with Ozarks continuing as the surviving corporation (the “Merger”), and (ii) INB will merge with and into Bank of the Ozarks, with Bank of the Ozarks continuing as the surviving bank (the “Bank Merger” and, collectively with the “Merger,” the “Mergers”).

Subject to the terms and conditions of the Agreement, upon completion of the Merger, each share of IBC’s common stock, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive shares of Ozarks common stock (plus cash in lieu of any fractional share) based on the purchase price of $228.5 million (less the amount paid by IBC to cash out outstanding stock options and stock appreciation rights and to redeem all outstanding stock warrants prior to closing), subject to certain additional purchase price adjustments set forth in the Agreement. The number of Ozarks shares to be issued will be determined based on Ozarks’ 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum and maximum price of $23.95 and $39.91, respectively.

All IBC stock options and stock appreciation rights, whether or not vested, will be cashed out by IBC prior to closing and shares of restricted stock will become fully vested in connection with the transaction and be exchanged for shares of Ozarks common stock like the other shares of IBC’s common stock. The Agreement has been approved by the boards of directors of each of IBC and Ozarks. Subject to the required approval of IBC’s shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by Ozarks with respect to the stock to be issued in the transaction, and other customary closing conditions, the Merger is expected to be completed late in the fourth quarter of 2014 or in the first quarter of 2015.

Intervest Bancshares Corporation and Subsidiary

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiary (the “Company”) as of June 30, 2014 and the related condensed consolidated statements of earnings comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2014

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

Overview

Net earnings for the second quarter of 2014 (Q2-14) increased 79% to $5.7 million, or $0.26 per share, from $3.2 million, or $0.14 per share, for the second quarter of 2013 (Q2-13). For the first half of 2014 (6mths-14), net earnings increased 44% to $9.6 million, or $0.43 per share, from $6.6 million, or $0.30 per share, for the first half of 2013 (6mths-13).

Operating Summary

•	Net interest and dividend income increased to $10.9 million in Q2-14, from $8.6 million in Q2-13, and to $21.1 million in 6mths-14, from $17.6 million in 6mths-13, reflecting a higher net interest margin. The margin (exclusive of loan prepayment income) increased to 2.84% in Q2-14 and 2.79% in 6mths-14, from 2.30% and 2.33% in the same periods of 2013.

•	Credits for loan losses of $1.0 million and $1.5 million were recorded in Q2-14 and 6mths-14, respectively, compared to $0.8 million and $1.8 million in the same periods of 2013. The amounts in the 2014 periods reflected improved credit quality resulting from the payoff of four substandard loans totaling $6.9 million in Q2-14 and an upgrade of one loan ($1.6 million) in Q1-14, while the 2013 amounts were due to partial recoveries of prior loan charge offs.

•	Noninterest income (inclusive of loan prepayment income) increased to $2.5 million in Q2-14 and to $3.3 million in 6mths-14, from $0.7 million and $1.4 million in the same periods of 2013. The increases were due to a higher level of loan prepayment income (including $0.7 million in Q2-14 from one loan) and the absence of security impairment charges in the 2014 periods.

•	No provisions for real estate losses were required on properties owned through foreclosure (REO) in the 2014 periods, compared to $0.1 million in Q2-13 and $0.7 million in 6mths-13.

•	Real estate expenses, net of rental and other income, amounted to $0.3 million in Q2-14 and $0.5 million in 6mths-14, compared to net income of $0.3 million in Q2-13 and net income of $1.3 million in 6mths-13. The net income for the 2013 periods reflected recoveries of expenses associated with previously owned properties. Exclusive of these recoveries, REO expense would have been $0.5 million and $1.0 million for 2013 periods, respectively.

•	Operating expenses decreased slightly to $3.9 million in Q2-14, from $4.0 million in Q2-13, but increased to $8.5 million in 6mths-14, from $8.1 million in 6mths-13. The six-month period increase was primarily due to normal salary increases and higher stock compensation and employee bonus expense, partially offset by a decrease in FDIC insurance premiums.

•	Our efficiency ratio, which measures our ability to control expenses as a percentage of revenues, continued to be favorable and improved to 27% for Q2-14 and 35% for 6mths-14, from 43% in the same periods of 2013.

•	There were no preferred dividend requirements in the 2014 periods, compared to $0.3 million in Q2-13 and $0.8 million in 6mths-13. The 2013 dividend requirements related to IBC’s TARP preferred stock, which was repurchased and retired during June and August 2013.

Balance Sheet Summary

•	Assets amounted to $1.57 billion at June 30, 2014, unchanged from December 31, 2013, as increases of $31 million in loans and $11 million in cash and short-term investments were offset by decreases of $26 million in security investments and $8 million in REO.

•	Loans increased to $1.16 billion at June 30, 2014, from $1.13 billion at December 31, 2013. New loan originations for 6mths-14 increased to $165 million from $124 million for 6mths-13. Loan repayments decreased to $134 million in 6mths-14 from $172 million in 6mths-13.

•	Deposits amounted to $1.28 billion at June 30, 2014, a decrease of $4.4 million from December 31, 2013.

•	Stockholders’ equity increased to $207 million at June 30, 2014, from $197 million at December 31, 2013, reflecting primarily an increase in retained earnings of $8.5 million, net of a $1.1 million cash dividend on common stock paid on May 26, 2014.

•	INB’s regulatory capital ratios at June 30, 2014 were as follows: Tier One Leverage – 15.92%; Tier One Risk-Based Capital – 20.18%; and Total Risk-Based Capital – 21.45%.

•	Book value per common share increased to $9.38 at June 30, 2014, from $8.99 at December 31, 2013.

Asset Quality Summary

•	Impaired loans (comprised of nonaccrual loans, restructured loans (TDRs) and one other accruing and performing loan) totaled $57.8 million at June 30, 2014, compared to $57.2 million at December 31, 2013.

•	Nonaccrual loans decreased to $23.0 million at June 30, 2014, from $35.9 million at December 31, 2013, primarily reflecting one loan transferred to an accruing TDR status. Nonaccrual loans included TDRs at each date of $17.7 million and $33.2 million, respectively. These TDRs were current and had a weighted-average interest rate of 4.25% as of June 30, 2014.

•	Accruing TDR loans increased to $27.1 million at June 30, 2014 from $13.4 million at December 31, 2013, due to the transfer of the loan noted above. These TDR loans had a weighted-average interest rate of approximately 5% at June 30, 2014.

•	The allowance for loan losses was $26.6 million, or 2.30% of total loans, at June 30, 2014, compared to $27.8 million, or 2.47%, at December 31, 2013. The allowance included specific reserves allocated to impaired loans at each date (totaling $5.5 million and $6.1 million, respectively).

•	REO decreased to $2.6 million at June 30, 2014, from $10.6 million at December 31, 2013, reflecting the sales of two properties.

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

Common Stock Dividend

On April 24, 2014, IBC’s Board of Directors approved the initiation of a regular quarterly cash dividend to common shareholders. The initial quarterly dividend declared of $0.05 per common share was paid on May 26, 2014 to shareholders of record at the close of business May 15, 2014. IBC also announced on July 16, 2014 that its Board of Directors declared a quarterly dividend of $0.05 per common share payable on August 26, 2014 to shareholders of record at the close of business August 15, 2014.

Merger Agreement

On July 31, 2014, IBC and INB, entered into a definitive agreement and plan of merger (the “Agreement”) with Bank of the Ozarks, Inc. (“Ozarks”) and its wholly-owned bank subsidiary, Bank of the Ozarks, relating to a proposed merger transaction. For further discussion of this transaction, see note 15 to the financial statements in this report.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General

Total assets at June 30, 2014 amounted to $1.57 billion, unchanged from December 31, 2013, as increases of $31 million in loans and $11 million in cash and short-term investments were offset by decreases of $26 million in security investments and $8 million in REO.

Cash and Cash Equivalents

Cash and cash equivalents amounted to $35 million at June 30, 2014, compared to $25 million at December 31, 2013. They include interest-bearing and noninterest-bearing cash balances with banks and other short-term investments, and they fluctuate based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Time Deposits with Banks

Time deposits with banks amounted to $5.4 million at June 30, 2014, unchanged from December 31, 2013. These deposits had a weighted-average yield of 1.12% and remaining maturity of 1.3 years at June 30, 2014. Most of these deposits are Community Reinvestment Act eligible investments.

Securities Available for Sale and Securities Held to Maturity

Securities available for sale at June 30, 2014 and December 31, 2013 amounted to approximately $1.0 million. The investment represented approximately 92,850 and 91,700 shares, respectively, of an intermediate bond fund (trading symbol CRAIX) that holds securities that are deemed to be qualified under the Community Reinvestment Act.

Securities held to maturity decreased to $358 million at June 30, 2014, from $384 million at December 31, 2013, reflecting calls of securities exceeding new purchases. Securities are classified as held to maturity (“HTM”) and are carried at amortized cost when INB has the intent and ability to hold them to maturity. INB invests primarily in U.S. government agency debt obligations to emphasize safety and liquidity. For additional information on securities, see note 2 to the financial statements in this report.

Investments in Federal Reserve Bank of New York (FRB) and Federal Home Loan Bank of New York (FHLB) Stock

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $2.4 million, respectively, at June 30, 2014, compared to $5.9 million and $2.3 million, respectively, at December 31, 2013. The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 3.90%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net

Major classifications of loans receivable are summarized as follows:

	At June 30, 2014		At December 31, 2013
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	414	$888,043	394	$838,766
Multifamily loans	142	205,258	138	210,270
One to four family loans	16	59,211	20	72,064
Land loans	5	8,381	5	9,178

	577	1,160,893	557	1,130,278

All Other Loans:
Business loans	18	1,031	19	1,061
Consumer loans	8	170	12	211

	26	1,201	31	1,272

Loans receivable, gross	603	1,162,094	588	1,131,550
Deferred loan fees		(4,137)		(4,028)

Loans receivable, net of deferred fees		1,157,957		1,127,522
Allowance for loan losses		(26,598)		(27,833)

Loans receivable, net		$1,131,359		$1,099,689

Loans on nonaccrual status		$23,005		$35,903

Loans restructured and on accrual status		27,088		13,429

Accruing loans contractually past due 90 days or more		2,993		4,087

The $31 million net increase in loans receivable, gross at June 30, 2014 compared to December 31, 2013 reflected $164.6 million of new originations and $0.3 million of recoveries of prior charge offs, partially offset by $110.1 million of payoffs and $24.2 million of principal amortization and partial pay downs. New originations were comprised of $131 million of commercial real estate (CRE) loans, $28 million of multifamily loans and $5 million of loans secured by investor-owned, 1-4 family condominiums. New CRE loans included $25 million of single tenant credit and $28 million of single tenant non-credit properties.

The table below sets forth the activity in the net loan portfolio for the periods indicated.

($ in thousands)	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Six-Months Ended June 30, 2014
Loans receivable, net, at beginning of period	$1,099,689	$1,114,813	$1,099,689
Originations	66,816	97,799	164,617
Principal repayments	(52,017)	(82,319)	(134,338)
Recoveries	85	180	265
Net (increase) decrease in deferred loan fees	(175)	66	(109)
Net decrease in allowance for loan losses	415	820	1,235

Loans receivable, net, at end of period	$1,114,813	$1,131,359	$1,131,359

New originations for the first half of 2014 had a weighted-average rate, term, debt service coverage ratio and loan-to-value ratio of 4.72%, 6.6 years, 1.24x and 59%, respectively, compared to 4.47%, 5.9 years, 1.29x and 58%, respectively, for new loans originated in the first half of 2013. Nearly all of the new loans in both periods had fixed interest rates. Loans paid off in 6mths-14 and 6mths-13 had a weighted-average rate of 5.22% and 5.98%, respectively. Loans with fixed interest rates constituted approximately 99% of the portfolio at June 30, 2014, which included some loans that have small predetermined interest rate increases over the life of the loan. The entire loan portfolio had a weighted-average remaining contractual term of 4.8 years as of June 30, 2014.

The table below sets forth information on our new loan originations for the first half of 2014.

				Weighted-Average
($ in thousands)	#of Loans (1)	Amount	% of Total	Interest Rate	Effective Yield (2)	Term (3)	DSCR (4)	Loan-to- Value Ratio
Commercial Real Estate:
Shopping centers – anchored	3	$7,950	5%	4.98%	5.05%	9.6	0.82	57%
Mixed-use commercial	8	19,650	12%	4.25%	4.39%	4.7	0.81	44%
Single tenant – credit	9	25,290	15%	4.56%	4.62%	9.5	1.49	56%
Single tenant – noncredit	21	27,737	17%	4.89%	4.94%	6.9	1.28	62%
Office buildings	4	21,392	13%	5.21%	5.34%	5.2	1.92	60%
Industrial/warehouses	4	7,691	5%	4.48%	4.74%	2.9	0.25	65%
Mobile home park	8	21,233	13%	4.88%	4.95%	9.6	1.32	65%
Multifamily (5 or more units):
Rent regulated apartments	6	7,663	5%	3.87%	3.99%	3.4	0.93	56%
Non-rent regulated apartments	3	2,950	2%	4.06%	4.10%	3.8	0.99	73%
Garden apartments	4	9,763	6%	4.64%	4.79%	3.8	1.10	67%
Mixed-use multifamily	7	7,945	5%	4.38%	4.40%	6.5	1.13	55%
One to four family (investor condos)	3	5,238	3%	4.71%	4.86%	2.6	1.54	61%
Personal and Business	4	115	—%	4.45%	4.45%	4.1	1.00	60%

Totals	84	$164,617	100%	4.72%	4.81%	6.6	1.24	59%

(1)	Advances on existing loans for purposes of this table are counted as a new loan.
(2)	Computed using origination and exit fee income, net of direct origination costs, as a level yield adjustment over the life of the loan.
(3)	Represents contractual maturity (expressed in number of years) and does not consider the impact of self-liquating loans.
(4)	Debt service coverage ratio (DSCR) is computed based on the property’s actual cash flows at date of origination and excludes pro-forma (or projected) cash flows in cases where the property is vacant or substantially vacant and is in the process of being leased or stabilized to market rents. Also excludes any escrow deposits made by the borrower with us in order to establish a minimum annual DSCR of 1.20 (for the subsequent 12-month period only) at time of origination in cases where the property’s cash flow is inadequate.

The following table sets forth information regarding loans outstanding at June 30, 2014 by year of origination.

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$113,879	10%	$—	—%	$—	—%
2005	42,105	4	3,110	7	—	—
2006	74,992	6	8,695	12	8,695	12
2007	126,290	10	36,749	29	14,310	11
2008	97,700	8	7,727	8	—	—
2009	66,180	6	—	—	—	—
2010	13,424	1	2,149	16	—	—
2011	35,665	3	—	—	—	—
2012	182,474	16	500	—	—	—
2013	267,134	23	—	—	—	—
2014	142,251	12	—	—	—	—

	$1,162,094	100%	$58,930	5%	$23,005	2%

(1)	Does not consider those loans that have been extended or renewed since the date of original origination.

At June 30, 2014, the loan portfolio was concentrated in CRE loans and was comprised of 76% of loans secured by CRE, 18% secured by multifamily properties and 5% by investor-owned, 1-4 family condominiums. The single tenant category totaled $206 million at June 30, 2014, or approximately 23% of the total CRE loan portfolio, up from $157 million and 19% at December 31, 2013.

The table below sets forth information on the properties securing the real estate loan portfolio at June 30, 2014.

	New York		Florida		Other States		Total Loans			Impaired Loans
($ in thousands)	#	Amount	#	Amount	#	Amount	#	Amount	%
Commercial Real Estate:
Shopping centers – anchored (1)	5	$10,059	6	$21,557	7	$20,902	18	$52,518	4.5	$10,411
Shopping centers – grocery anchored (1)	2	18,276	1	1,261	2	6,383	5	25,920	2.2	—
Shopping centers – unanchored (1)	45	100,633	14	34,566	6	9,048	65	144,247	12.4	17,143
Mixed-use commercial (2)	75	173,441	5	14,524	3	3,132	83	191,097	16.5	—
Single tenant – credit (3)	7	8,956	6	8,701	10	24,257	23	41,914	3.6	—
Single tenant – noncredit (3)	36	50,478	34	38,743	58	74,710	128	163,931	14.1	—
Office buildings (4)	12	33,885	15	51,356	5	12,662	32	97,903	8.4	22,980
Industrial/warehouses (5)	14	34,691	3	3,936	—	—	17	38,627	3.3	—
Hotels (6)	7	33,378	4	19,721	—	—	11	53,099	4.6	—
Mobile home parks (7)	—	—	20	38,580	2	7,875	22	46,455	4.0	—
Mini-storage (8)	3	7,766	—	—	—	—	3	7,766	0.7	—
Parking lots/garages	6	22,716	—	—	—	—	6	22,716	2.0	2,622
Other commercial	1	1,850	—	—	—	—	1	1,850	0.2	—
Multifamily (5 or more units):
Rent regulated apartments (9)	33	43,363	—	—	—	—	33	43,363	3.7	—
Non-rent regulated apartments (9)	22	25,067	21	3,932	3	1,942	46	30,941	2.7	—
Garden apartments (10)	2	1,531	18	46,294	3	5,904	23	53,729	4.6	3,110
Mixed-use multifamily (2)	39	76,436	—	—	1	789	40	77,225	6.7	—
One to four family (11)	2	5,168	14	54,043	—	—	16	59,211	5.1	—
Land	1	3,500	3	3,326	1	1,555	5	8,381	0.7	1,555

Total real estate loans	312	$651,194	164	$340,540	101	$169,159	577	$1,160,893	100.0	$57,821

Average loan balance		$2,087		$2,076		$1,675		$2,012

Loans on nonaccrual status	1	$2,622	2	$9,005	2	$11,378	5	$23,005	2.0
Loans with full or partial personal guarantees	194	$363,861	136	$266,925	66	$114,811	396	$745,597	64.2
Loans with DSCRs of less than 1.00x (12)	54	$98,709	14	$32,819	11	$27,849	79	$159,377	13.7
Loans with DSCRs of 1.00x to 1.19x (12)	35	$75,970	41	$44,637	6	$7,252	82	$127,859	11.0

(1)	Comprised predominantly of neighborhood/community strip shopping centers containing general merchandise and convenience retailers, including grocery, drug, service, personal care, repair, discount and home improvement stores. An anchored center contains one tenant, which may be either a credit or non-credit tenant, whose percentage of the property’s total income and rentable space is 50% or greater.
(2)	Comprised of properties having both residential and commercial use, usually containing retail or commercial space on the ground floor. Mixed use loans are classified as multifamily or commercial based on the greater percentage of income from residential or commercial use.
(3)	Comprised of properties occupied by a single tenant consisting mostly of restaurants, bank branches, fast food establishments, discount retailers, retail drugstore chains, convenience stores, grocery stores, professional offices, as well as local retailers and service and repair businesses. The single tenants have been further segmented by those with an investment grade rating (minimum BBB rating on its publicly traded debt), or credit tenants, and those that are either non-rated or have a less than investment grade rating, or non-credit tenants.

The table below summarizes the single-tenant category by the ten largest tenants and by industry based on principal balance outstanding:

($ in thousands)	# of Loans	Amount	Industry	Amount
Rite Aid	11	$23,001	Restaurants	$46,646
Walgreens	4	12,141	Drugstores	42,980
Kentucky Fried Chicken	11	8,101	Fast Food	31,181
CVS	4	7,838	Specialty Retail	25,080
Open Peak Inc.	1	6,860	Convenience	14,895
Applebee’s	4	6,717	Personal Services	12,400
IHOP	4	6,141	Other	9,294
Walmart	1	6,058	Retail	9,800
Taco Bell	5	5,638	Banks	8,859
Hardees	7	5,487	Automotive	4,710

	52	$87,982		$205,845

(4)	Comprised of office building properties, normally with multiple floors with multiple tenants engaged in various businesses, including medical, administrative and legal services.
(5)	Comprised typically of commercial buildings used for or intended to be used for the storage of goods by manufacturers, importers, exporters, wholesalers, transport businesses, etc. They are usually large buildings in industrial areas of cities/towns/villages that contain one or more tenants.
(6)	Hotel properties in Florida are comprised of flagged hotels located in Orlando, Miami Beach, Clearwater and Tampa areas, with room counts ranging from 50 to over 200 and floors ranging from 2 to 7. Hotel properties in New York are comprised predominantly of single occupancy room hotels (commonly known as “SROs”) in New York City and Brooklyn, and several small non-flagged hotels/motels in Long Island.
(7)	Mobile homes are often sited in land lease communities known as mobile home parks. These communities allow home owners to rent space on which to place a home, normally consisting of single or double manufactured homes. In addition to providing space, the community can provide basic utilities and other amenities.

Notes to preceding table continued:

(8)	Mini-storage facilities, also known as self-storage, are storage space facilities leased to individuals or companies for storing various personal items or business parts or inventory. Mini-storage facilities may also provide other services in addition to rentals.
(9)	Comprised of apartment buildings principally in the 5 boroughs of New York City consisting mostly of pre- and post-war walkup, elevator and loft buildings, including brownstones and townhouses, further segmented by those subject to rent regulations (rent control and rent stabilization).
(10)	Comprised of garden style apartments, which refer to a large development of small apartment buildings two to four stories tall where there are no internal hallways, although adjacent apartments may share a wall. Entrance to the apartments is from a common stairwell or patio, and the buildings are typically surrounded by outdoor landscaping or patios.
(11)	Comprised nearly all of investor-owned individual residential condominium dwelling units or townhouses. These loans are made primarily to investors who purchase multiple (blocks of) units/townhouses that remain unsold after a condo conversion or the unsold units in a new development. The units are normally rented (or in the process of being rented) for an extended period of time until they can be sold as originally intended. The loans are underwritten in accordance with our multifamily underwriting policies and their risk characteristics are essentially the same as our multifamily real estate lending, and we risk weight them for regulatory capital purposes the same as substantially all of the rest of our loan portfolio, or at 100%.
(12)	Consist of loans where the underlying collateral is not producing adequate cash flows to service the loan’s required payments (predominantly in cases where the collateral is a vacant or substantially vacant building or land) and such payments are being made in full or in part by the borrower’s other sources of funds. In many such cases, the borrower or its principals has guaranteed the loan and/or deposited escrow funds with us to cover the loan’s contractual debt service payments for a portion of the loan term while the underlying collateral property is being leased up or improved to increase rents. These types of loans include loans known in the industry as bridge loans. In accordance with our internal grading criteria (which considers loan-to-value ratios, personal guarantees, projected stabilized cash flows from the collateral, deposits of debt service payments with us and other qualitative factors), the total amount of these loans were internally graded as follows at June 30, 2014: $228 million were Pass rated, $5 million were Special Mention rated and $54 million were Substandard rated. Such conclusions on ratings may or may not be viewed in the same manner as another third-party. See Note 1 to our audited consolidated financial statements included in our 2013 10-K for a discussion of our internal grading criteria.

The table below sets forth information regarding our loans of $10 million or more at June 30, 2014.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate (1)	Maturity Date	Days Past Due	Status/Rating
Unanchored Retail Center	White Plains, New York	$16,132	4.30%	04/01/2017	None	Accrual/Pass
Hotel	Orlando, Florida	15,573	5.00%	01/01/2018	None	Accrual/Pass
Office Building	Fort Lauderdale, Florida	13,900	4.75%	03/01/2019	None	Accrual/Pass
Office Building	Miami Gardens, Florida	13,840	5.25%	10/01/2018	None	TDR-accrual (2)
Commercial Mixed Use	Brooklyn, New York	11,619	4.13%	10/01/2018	None	Accrual/Pass
Grocery Anchored Retail Center	Manorville, New York	11,283	4.38%	08/01/2028	None	Accrual/Pass
Hotel	New York, New York	11,009	4.00%	12/01/2016	None	Accrual/Pass
Commercial Mixed Use	New York, New York	10,928	4.13%	04/01/2019	None	Accrual/Pass
Hotel	Woodbury, New York	10,532	4.00%	07/01/2019	None	Accrual/Pass
Mobile Home Park	Avon Park, Florida	10,125	4.75%	06/01/2024	None	Accrual/Pass
Commercial Mixed Use	New York, New York	10,075	4.50%	07/01/2022	None	Accrual/Pass

		$135,016

(1)	Rates are all fixed; the loan on the office building in Miami and loan on the mobile home park has scheduled step-ups in rate.
(2)	Loan restructured in June 2011 and has performed in accordance with its restructured terms through June 30, 2014. Loan placed on accrual status in June 2014. Current monthly payments are comprised of principal and interest payments at a 5.125% interest rate. The interest rate increases each year on June 1 (beginning on June 1, 2015), as follows to: 5.375%, 5.50%, 5.625% and 5.75%. Loan is rated Substandard.

The table below details scheduled contractual principal repayments of the loan portfolio as of June 30, 2014 by type.

($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total
Commercial real estate	$80,624	$500,203	$307,216	$888,043
Multifamily	17,101	142,884	45,273	205,258
One to four family	9,956	34,579	14,676	59,211
Land	5,055	3,326	—	8,381
Commercial business	700	331	—	1,031
Consumer	130	40	—	170

	$113,566	$681,363	$367,165	$1,162,094

For additional information on and discussion of our loan portfolio, including a discussion of our recent lending trends, underwriting standards and other pertinent information, see the section entitled “Lending Activities” in Item 1 “Business” of our 2013 10-K and note 3 to the financial statements in this report.

Allowance for Loan Losses

The allowance for loan losses decreased to $26.6 million, or 2.30% of total loans, at June 30, 2014, from $27.8 million, or 2.47%, at December 31, 2013. The allowance included specific reserves at each date (totaling $5.5 million and $6.1 million, respectively) allocated to our impaired loans. The decrease in the allowance was due to a credit for loan losses of $1.5 million, partially offset by recoveries of prior chargeoffs of $0.3 million. The credit reflected primarily improved credit quality in our loan portfolio resulting from the repayment in full of four substandard rated loans (totaling $6.9 million) in Q2-14 and the upgrade of one performing TDR loan ($1.6 million) in Q1-14 due to an increase in the loan’s collateral value.

As detailed in note 3 to the financial statements in this report, at June 30, 2014, loans rated substandard in our loan portfolio decreased to a total of $59 million, from $68 million at December 31, 2013. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” in this report. For additional information on the allowance for loan losses, see note 4 to the financial statements in this report.

Impaired Loans

At June 30, 2014, our impaired loans totaled $58 million, compared to $57 million at December 31, 2013. At June 30, 2014, impaired loans were comprised of 5 nonaccrual loans totaling $23.0 million, one accruing loan of $7.7 million and 7 loans classified as accruing troubled debt restructured loans or “TDRs” totaling $27.1 million, compared to 6 nonaccrual loans totaling $35.9 million, one accruing loan of $7.8 million and 6 loans classified as “TDRs” totaling $13.4 million at December 31, 2013.

The table below summarizes certain information on loans at June 30, 2014.

($ in thousands)	Pass Rated Loans	Substandard Rated Loans	Total
Loans on nonaccrual status	$—	$23,005	$23,005
TDRs on accruing status	2,001	25,088	27,089
Other impaired accruing loan	—	7,727	7,727

Total loans classified impaired	2,001	55,820	57,821
Other non-impaired accruing loans (1)	—	3,110	3,110

Total (2)	$2,001	$58,930	$60,931

(1)	Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired.
(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

At June 30, 2014 with respect to all of our impaired loans, we had obtained current appraisals of the underlying collateral as follows: 22% dated within the preceding 3 months; 49% dated within the preceding 4-6 months; 6% dated within the preceding 7-9 months; 22% dated within the preceding 10-12 months; and 1% dated over 12 months prior. Our policy is to obtain externally prepared appraisals for all of our substandard-rated impaired loans at least annually. One TDR loan in the amount of $0.4 million was rated pass and an annual appraisal is not required under our appraisal policy.

For additional discussion on the allowance for loan losses, including the factors we use in maintaining a specific valuation allowance for our impaired loans and our policy regarding loan chargeoffs, see note 1 to the financial statements in our 2013 10-K.

Summary of Asset Quality

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	At June 30, 2014	At December 31, 2013
Nonaccrual loans (1):
Loans past due 90 days or more	$2,622	$—
Loans past due 0-30 days	2,683	2,719
TDR loans past due 0-30 days (2) (3)	17,700	33,184

Total nonaccrual loans	23,005	35,903
Real estate acquired through foreclosure	2,650	10,669

Total assets considered nonperforming	$25,655	$46,572

TDR loans on accruing status and 0-30 days past due (4)	$27,088	$13,429
Loans past due 90 days or more and still accruing	2,993	4,087
Loans past due 60-89 days and still accruing	—	—
Loans past due 31-59 days and still accruing	—	2,642

Nonaccrual loans to total gross loans	1.98%	3.17%
Nonperforming assets to total assets	1.63%	2.97%
Allowance for loan losses to total net loans	2.30%	2.47%
Allowance for loan losses to nonaccrual loans	116%	78%

(1)	We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on all nonaccrual loans is recognized on a cash basis (or when collected) if the outstanding principal is determined to be collectible. A loan on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance. In the case of a TDR, satisfactory payment performance can be achieved either before or after the restructuring (usually for a period of no shorter than six months).

Notes to preceding table follow:

(2)	Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term (referred to as a TDR in this report). All were current as to payments and performing in accordance with their restructured terms at the dates indicated, but were required to be classified nonaccrual for the reasons noted in footnote 1 above.
(3)	These loans were yielding 4.25% on a weighted-average basis at June 30, 2014. A number of the nonaccrual TDR loans in the table above (which aggregated to 2 loans or $9 million at June 30, 2014) have been partially charged-off (by a cumulative total of $1.8 million). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due, although there can be no assurance that such charged-off amounts will be collected.
(4)	Represent modified loans as described in footnote 2 above, except that they were maintained on accrual status. All of these loans were performing and current and as of June 30, 2014, they had an aggregate weighted-average yield of 5.05%.

The table below summarizes the change in loans on nonaccrual status for the periods indicated.

($ in thousands)	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Six-Months Ended June 30, 2014
Balance at beginning of period	$35,903	$38,750	$35,903
Net new additions	3,466	—	3,466
Transfer of TDR loan to accruing TDR status	—	(13,840)	(13,840)
Principal repayments	(619)	(1,905)	(2,524)

Balance at end of period	$38,750	$23,005	$23,005

The table below summarizes the change in TDRs on accrual status for the periods indicated.

($ in thousands)	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Six-Months Ended June 30, 2014
Balance at beginning of period	$13,429	$13,337	$13,429
Transfer of TDR loan from nonaccrual status	—	13,840	13,840
Principal repayments	(92)	(89)	(181)

Balance at end of period	$13,337	$27,088	$27,088

The table below sets forth information regarding our TDRs as of June 30, 2014.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value	Interest Rate	Principal Amortization	Maturity Date	Collateral Last Appraised
Nonaccrual Status (1)
Unanchored retail center	West Palm, Florida	$5,549	$4,320	4.50%	No	Aug 2014	Mar 2014
Unanchored retail center	Lake Worth, Florida	5,452	4,685	4.50%	No	Sep 2014	Mar 2014
Office building	Norcross, Georgia	8,695	8,695	4.00%	No	Dec 2015	Apr 2014

		19,696	17,700	4.25%

Accrual Status
Unanchored retail center	New York, New York	5,259	5,259	4.50%	Yes	Sep 2014	Jan 2014
Land	Rapid City, S. Dakota	1,555	1,555	5.00%	Yes	Jan 2015	Mar 2013
Garden apartment	Orlando, Florida	2,264	2,264	4.75%	Yes	Nov 2015	Sep 2013
Garden apartment	Lake Worth, Florida	846	846	6.00%	Yes	Oct 2016	Nov 2013
Unanchored retail center	Monroe, New York	2,879	2,879	5.13%	Yes	Mar 2017	Aug 2013
Office building	Clearwater, Florida	445	445	5.00%	Yes	Oct 2017	Nov 2012
Office building	Miami, Florida	13,840	13,840	5.25%	Yes	Oct 2018	Mar 2014

		27,088	27,088	5.05%

		$46,784	$44,788	4.74%

(1)	All these TDRs were performing in accordance with their modified terms but were maintained on nonaccrual status as of June 30, 2014 in accordance with regulatory guidance. Interest income on such loans is recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $1.8 million) and interest received and applied as a reduction of principal (totaling $0.2 million). The borrowers remain obligated to pay all contractual amounts due although collection of such amounts by us is not assured.

The table below details real estate we owned through foreclosure (“REO”) at the dates indicated.

($ in thousands)				Net Carrying Value
Description of Property	City	State	Date Acquired	At June 30, 2014	At December 31, 2013	Last Appraised
7 story vacant office building and vacant lot (1)	Yonkers	NY	8/09	$—	$1,334	5/13
622 unit garden apart. complex – 82% occupied (2)	Louisville	KY	7/10	—	6,685	5/13
Two, 5 story vacant office buildings – 182K sq. ft.	Jacksonville	FL	2/13	2,650	2,650	4/14

				$2,650	$10,669

(1)	Sold in Q1-14 for $1.4 million. Original cost basis upon transfer to REO was $2.2 million.

A net gain from the sale of this property of $0.1 million was recorded in Q1-14.

(2)	Sold in Q2-14 for $6.8 million. Original cost basis upon transfer to REO was $7.5 million.

A net gain from the sale of this property of $0.1 million was recorded in Q2-14.

We review the estimated fair value of our REO portfolio at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing quarterly reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. The property owned at June 30, 2014 was being marketed for sale. At June 30, 2014, the total REO valuation allowance amounted to $0.4 million, compared to $2.0 million at December 31, 2013.

All Other Assets

The following table sets forth a list of our other assets:

($ in thousands)	At June 30, 2014	At December 31, 2013
Accrued interest receivable	$4,494	$4,861
Loan fees receivable	2,165	2,298
Income tax receivable	—	1,165
Premises and equipment, net	3,926	4,056
Deferred income tax asset	14,921	18,362
Deferred debenture offering costs, net	724	742
Investment in unconsolidated subsidiaries	1,702	1,702
All other	1,512	1,036

	$29,444	$34,222

All other assets decreased primarily due to a $3.4 million decrease in our deferred tax asset resulting from the partial utilization of the asset to offset part of our taxable earnings during 6mths-14.

Deposits

Total deposits at June 30, 2014 amounted to $1.28 billion, unchanged from December 31, 2013, as an increase of $15 million in certificate of deposit accounts (CDs) was partially offset by a $19 million decrease in money market deposit accounts. At June 30, 2014, CDs totaled $896 million, and checking, savings and money market accounts aggregated to $382 million. The same categories of deposit accounts totaled $882 million and $400 million, respectively, at December 31, 2013. CDs represented 70% and 69%, respectively, of total deposits at each date. At June 30, 2014 and December 31, 2013, CDs included $87 million and $91 million of brokered deposits, respectively. See the section “Liquidity and Capital Resources” in this report for a further discussion of our deposits.

Borrowed Funds and Related Interest Payable

Borrowed funds and related accrued interest payable decreased to $56.8 million at June 30, 2014, from $57.6 million at December 31, 2013, due to the payment of accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes (TRUPs).

All Other Liabilities

The following table sets forth the composition of our other liabilities:

($ in thousands)	At June 30, 2014	At December 31, 2013
Accrued interest payable on deposits	$1,440	$1,508
Mortgage escrow funds payable	20,945	18,879
Official checks outstanding	4,881	7,335
Income taxes payable	313	—
All other liabilities	3,083	3,281

	$30,662	$31,003

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

Stockholders’ Equity

Stockholders’ equity increased to $207 million at June 30, 2014, from $197 million at December 31, 2013, reflecting primarily an increase in retained earnings of $8.5 million, net of a $1.1 million cash dividend on common stock paid on May 26, 2014.

Comparison of Results of Operations for the Quarters Ended June 30, 2014 and 2013

Selected information regarding our results of operations follows:

	For the Quarter Ended June 30,
($ in thousands)	2014	2013	Change
Interest and dividend income	$16,066	$15,623	$443
Interest expense	5,195	7,048	(1,853)

Net interest and dividend income	10,871	8,575	2,296
Credit for loan losses	(1,000)	(750)	(250)
Noninterest income	2,461	702	1,759
Noninterest expenses:
Provision for real estate losses	—	76	(76)
Real estate activities expense (income), net	298	(346)	644
Operating expenses	3,926	3,954	(28)

Earnings before provision for income taxes	10,108	6,343	3,765
Provision for income taxes	4,370	2,804	1,566

Net earnings	5,738	3,539	2,199
Preferred dividend requirements and discount amortization	—	326	(326)

Net earnings available to common stockholders	$5,738	$3,213	$2,525

Diluted earnings per common share	$0.26	$0.14	$0.12

Net Interest and Dividend Income

The $2.3 million quarterly increase in net interest and dividend income reflected an improved interest rate spread and a higher ratio (1.15x compared to 1.10x) of interest-earning assets to interest-bearing liabilities due to deployment of cash into new loans. The net interest margin increased to 2.84% in Q2-14 from 2.30% in Q2-13, primarily due to a 53 basis point increase in the interest rate spread and a $56 million increase in net interest-earning assets. The higher spread reflected primarily the run-off and replacement of higher-cost legacy CDs with new CDs at lower interest rates, which reduced the average cost of funds by 54 basis points to 1.55% in Q2-14 from 2.09% in Q2-13. The average yield on earning assets decreased slightly to 4.19% in Q2-14 from 4.20% in Q2-13 as the negative impact of payoffs of older, higher yielding loans coupled with new loan originations at lower market interest rates was offset by higher yields on security investments and the growth in net interest earning assets.

Total average interest-earning assets increased by $44 million in Q2-14 from Q2-13, reflecting a $107 million increase in loans, partially offset by a $63 million decrease in total securities and overnight investments. At the same time, total average deposits decreased by $12 million, while average total stockholders’ equity decreased by $13 million (reflecting the repurchase and retirement of $25 million of preferred stock during the middle of 2013, partially offset by an $11 million increase in retained earnings).

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

	For the Quarter Ended
	June 30, 2014			June 30, 2013
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$891,231	$11,438	5.15%	$793,529	$11,009	5.56%
Multifamily loans	208,296	2,509	4.83	199,874	2,603	5.22
1-4 family loans	58,608	805	5.51	60,033	869	5.81
Land loans	8,569	119	5.57	6,320	91	5.78
All other loans	1,239	15	4.86	1,446	19	5.27

Total loans (1)	1,167,943	14,886	5.11	1,061,202	14,591	5.51

U.S. government agencies securities	273,328	688	1.01	332,177	712	0.86
Residential mortgage-backed securities	78,914	357	1.81	75,584	184	0.98
State and municipal securities	531	2	1.51	533	2	1.51
Corporate securities (1)	—	—	—	3,238	—	—
Mutual funds and other equity securities	1,032	5	1.94	1,009	5	1.99
FRB and FHLB stock	8,293	112	5.42	8,222	111	5.41

Total securities	362,098	1,164	1.29	420,763	1,014	0.97

Other interest-earning assets	7,146	16	0.90	11,343	18	0.64

Total interest-earning assets	1,537,187	$16,066	4.19%	1,493,308	$15,623	4.20%

Noninterest-earning assets	50,095			120,653

Total assets	$1,587,282			$1,613,961

Interest-bearing liabilities:
Interest checking deposits	$17,589	$18	0.41%	$15,205	$15	0.40%
Savings deposits	9,822	7	0.29	9,655	7	0.29
Money market deposits	353,621	359	0.41	375,986	381	0.41
Certificates of deposit	903,833	4,424	1.96	896,260	6,209	2.78

Total deposit accounts	1,284,865	4,808	1.50	1,297,106	6,612	2.04

Debentures – capital securities	56,702	387	2.74	56,702	436	3.08

Total interest-bearing liabilities	1,341,567	$5,195	1.55%	1,353,808	$7,048	2.09%

Noninterest-bearing deposits	5,748			5,036
Noninterest-bearing liabilities	37,081			39,365
Preferred stockholder’s equity	—			24,277
Common stockholders’ equity	202,886			191,475

Total liabilities and stockholders’ equity	$1,587,282			$1,613,961

Net interest and dividend income/spread		$10,871	2.64%		$8,575	2.11%

Net interest-earning assets/margin (3)	$195,620		2.84%	$139,500		2.30%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.15			1.10

Return on average assets (2)	1.45%			0.88%
Return on average common equity (2)	11.31%			7.39%
Noninterest expense to average assets (2) (5)	0.99%			0.98%
Efficiency ratio (4)	27%			43%
Average stockholders’ equity to average assets	12.78%			13.37%

(1)	Includes average nonaccrual loans of $33.2 million in the 2014 period and $40.6 million in the 2013 period. Total interest income not accrued on such loans and excluded from the table totaled $72,000 in the 2014 period and $25,000 in the 2013 period. Total loan fees, net of direct origination costs, amortized and included in interest income amounted to $0.4 million in 2014 and 2013 period. Interest income on corporate securities was recognized on a cash basis. Interest income from state and municipal securities was taxable.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 3.36% and 2.47% for the 2014 and 2013 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities (income) expense, net) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities (income) expense, net.

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

	For the Quarter Ended June 30, 2014 versus June 30, 2013
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Total loans	$(1,057)	$1,476	$124)	$295
Total securities	282	(118)	(14)	150
Total other interest-earning assets	7	(7)	(2)	(2)

Total interest-earning assets	(768)	1,351	(140)	443

Interest-bearing liabilities:
Interest checking deposits	—	2	1	3
Savings deposits	—	—	—	—
Money market deposits	—	(23)	1	(22)
Certificates of deposit	(1,837)	53	(1)	(1,785)

Total deposit accounts	(1,837)	32	1	(1,804)

Total borrowed funds	(48)	—	(1)	(49)

Total interest-bearing liabilities	(1,885)	32	—	(1,853)

Net change in interest and dividend income	$1,117	$1,319	$(140)	$2,296

Provision for Loan Losses

A credit for loan losses of $1.0 million was recorded in Q2-14, compared to $0.8 million in Q2-13. The amount for Q2-14 reflected the payoff of four substandard loans totaling $6.9 million. The Q2-13 credit was a function of partial cash recoveries of prior charge offs.

Noninterest Income

Noninterest income (inclusive of loan prepayment income) increased to $2.5 million in Q2-14 from $0.7 million in Q2-13. The increase was due to a higher level of loan prepayment income ($2.0 million in Q2-14 versus $0.6 million in Q2-13), which included $0.7 million from one loan in Q2-14, and the absence of security impairment charges in Q2-14, compared to $0.3 million of charges (which reduce noninterest income) in Q2-13.

Noninterest Expenses

No provision for real estate losses was required in Q2-14, compared to $0.1 million in Q2-13.

Real estate expenses, net of rental and other income, amounted to a net expense of $0.3 million in Q2-14, compared to net income of $0.3 million in Q2-13. The income for Q2-13 was due to a gain from the sale of one property and cash recovery of expenses associated with a previously owned property. Excluding these income items, real estate expenses would have amounted to $0.5 million in Q2-13.

Operating expenses decreased slightly to $3.9 million in Q2-14, from $4.0 million in Q2-13. We employed 80 people as of June 30, 2014, compared to 78 at June 30, 2013.

Provision for Income Taxes

The provision for income tax expense increased to $4.4 million in Q2-14, from $2.8 million in Q2-13, due to higher pre-tax income ($10.1 million in Q2-14 versus $6.3 million in Q2-13). Our effective income tax rate (inclusive of state and local taxes) was 43% in Q2-14, compared to 44% in Q2-13.

Comparison of Results of Operations for the Six-Months Ended June 30, 2014 and 2013

Selected information regarding our results of operations follows:

	For the Six-Months Ended June 30,
($ in thousands)	2014	2013	Change
Interest and dividend income	$31,579	$31,872	$(293)
Interest expense	10,465	14,293	(3,828)

Net interest and dividend income	21,114	17,579	3,535
Credit for loan losses	(1,500)	(1,750)	250
Noninterest income	3,327	1,445	1,882
Noninterest expenses:
Provision for real estate losses	—	705	(705)
Real estate activities expense (income), net	499	(1,332)	1,831
Operating expenses	8,498	8,092	406

Earnings before provision for income taxes	16,944	13,309	3,635
Provision for income taxes	7,364	5,879	1,485

Net earnings	9,580	7,430	2,150
Preferred dividend requirements and discount amortization	—	788	(788)

Net earnings available to common stockholders	$9,580	$6,642	$2,938

Diluted earnings per common share	$0.43	$0.30	$0.13

Net Interest and Dividend Income

As described in greater detail in the section entitled “Comparison of Results of Operations for the Quarters Ended June 30, 2014 and 2013” under the caption “Net Interest and Dividend Income,” net interest and dividend income is our primary source of earnings.

In 6mths-14, net interest and dividend income (detailed in the table that follows) increased by $3.5 million from 6mths-13. Our net interest margin increased to 2.79% in 6mths-14, from 2.33% in 6mths-13. The average cost of funds decreased by 54 basis points to 1.57% in 6mths-14, from 2.11% in 6mths-13, while the average yield on earning assets decreased by only 6 basis points to 4.17% in 6mths-14, from 4.23% in 6mths-13.

Our total average interest-earning assets increased for the 6mths-14 period by $10 million from 6mths-13, reflecting an increase of $71 million in loans, partially offset by a $61 million decrease in total securities and overnight investments. At the same time, total average deposits decreased by $25 million, while average stockholders’ equity decreased by $13 million.

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

	For the Six-Months Ended
	June 30, 2014			June 30, 2013
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$869,107	$22,238	5.16%	$812,106	$22,585	5.61%
Multifamily loans	207,455	4,947	4.81	204,138	5,338	5.27
1-4 family loans	63,164	1,742	5.56	54,895	1,597	5.87
Land loans	8,858	243	5.53	6,404	186	5.86
All other loans	1,251	31	5.00	1,400	38	5.47

Total loans (1)	1,149,835	29,201	5.12	1,078,943	29,744	5.57

U.S. government agencies securities	282,089	1,392	1.00	336,542	1,458	0.87
Residential mortgage-backed securities	78,339	709	1.83	78,432	395	1.02
State and municipal securities	531	3	1.14	533	3	1.14
Corporate securities (1)	—	—	—	3,443	—	—
Mutual funds and other equity securities	1,029	12	2.35	1,006	10	2.00
FRB and FHLB stock	8,274	229	5.58	8,190	226	5.56

Total securities	370,262	2,345	1.28	428,146	2,092	0.99

Other interest-earning assets	8,009	33	0.83	11,107	36	0.65

Total interest-earning assets	1,528,106	$31,579	4.17%	1,518,196	$31,872	4.23%

Noninterest-earning assets	58,054			107,750

Total assets	$1,586,160			$1,625,946

Interest-bearing liabilities:
Interest checking deposits	$17,687	$36	0.41%	$14,891	$30	0.41%
Savings deposits	9,930	15	0.30	9,651	14	0.29
Money market deposits	358,239	724	0.41	382,026	769	0.41
Certificates of deposit	900,294	8,904	1.99	904,876	12,605	2.81

Total deposit accounts	1,286,150	9,679	1.52	1,311,444	13,418	2.06

Debentures – capital securities	56,702	786	2.80	56,702	875	3.11

Total interest-bearing liabilities	1,342,852	$10,465	1.57%	$1,368,146	$14,293	2.11%

Noninterest-bearing deposits	6,626			5,053
Noninterest-bearing liabilities	35,893			38,607
Preferred stockholder’s equity	—			24,466
Common stockholders’ equity	200,789			189,674

Total liabilities and stockholders’ equity	$1,586,160			$1,625,946

Net interest and dividend income/spread		$21,114	2.60%		$17,579	2.12%

Net interest-earning assets/margin (3)	$185,254		2.79%	$150,050		2.33%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.14			1.11

Return on average assets (2)	1.21%			0.91%
Return on average common equity (2)	9.54%			7.83%
Noninterest expense to average assets (2) (5)	1.07%			1.00%
Efficiency ratio (4)	35%			43%
Average stockholders’ equity to average assets	12.66%			13.17%

(1)	Includes average nonaccrual loans of $34.4 million in the 2014 period and $41.9 million in the 2013 period. Total interest income not accrued on such loans and excluded from the table totaled $154,000 in the 2014 period and $103,000 in the 2013 period. Total loan fees, net of direct origination costs, amortized and included in interest income amounted to $0.7 million in the 2014 period and $0.8 million in the 2013 period. Interest income on corporate securities was recognized on a cash basis. Interest income from state and municipal securities was taxable.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 3.12% and 2.51% for the 2014 and 2013 periods, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities (income) expense, net) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities (income) expense, net.

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

	For the Six-Months Ended June 30, 2014 versus June 30, 2013
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Total loans	$(2,396)	$1,997	$(144)	$(543)
Total securities	540	(235)	(52)	253
Total other interest-earning assets	10	(10)	(3)	(3)

Total interest-earning assets	(1,846)	1,752	(199)	(293)

Interest-bearing liabilities:
Interest checking deposits	—	6	—	6
Savings deposits	—	—	1	1
Money market deposits	—	(49)	4	(45)
Certificates of deposit	(3,710)	(64)	73	(3,701)

Total deposit accounts	(3,710)	(107)	78	(3,739)

Total borrowed funds	(88)	—	(1)	(89)

Total interest-bearing liabilities	(3,798)	(107)	77	(3,828)

Net change in interest and dividend income	$1,952	$1,859	$(276)	$3,535

Provision for Loan Losses

A credit for loan losses of $1.5 million was recorded in 6mths-14, compared to $1.8 million in 6mths-13. The amounts in the 2014 period reflected improved credit quality resulting from the payoff of four substandard loans totaling $6.9 million in Q2-14 and an upgrade of one loan ($1.6 million) in Q1-14, while the 2013 amounts were primarily due to partial recoveries of prior loan charge offs.

Noninterest Income

Noninterest income (inclusive of loan prepayment income) increased to $3.3 million in 6mths-14 from $1.4 million in 6mths-13. The increases were due to a higher level of loan prepayment income and the absence of security impairment charges in the 2014 period. Income from loan prepayments increased to $2.5 million in 6mths-14, from $1.3 million in 6mths-13, while security impairment charges amounted to $0.7 million in the 2013 period.

Noninterest Expenses

No provision for real estate losses was required in 6mths-14, compared to $0.7 million in 6mths-13. The provision for the 2013 period was due to decreases in the estimated fair value of properties owned through foreclosure.

Real estate expenses, net of rental and other income, amounted to a net expense of $0.5 million in 6mths-14, compared to net income of $1.3 million in 6mths-13. The income for the 2013 period was due to cash recoveries of expenses associated with previously owned properties. Exclusive of these income items, REO expenses would have been $1.0 million for the 2013 period.

Operating expenses increased to $8.5 million in 6mths-14, from $8.1 million in 6mths-13, primarily due to normal salary increases and higher stock compensation and employee bonus expense (totaling $0.6 million), partially offset by decreases in FDIC insurance expense ($0.3 million) and professional fees ($0.1 million).

Provision for Income Taxes

We recorded a provision for income tax expense of $7.4 million (on pre-tax income of $16.9 million) in 6mths-14, compared to $5.9 million (on pre-tax income of $13.3 million) in 6mths-13. Our effective income tax rate (inclusive of state and local taxes) was approximately 44% in the 2014 and 2013 periods.

Off-Balance Sheet and Other Financing Arrangements

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. At June 30, 2014, INB had approved commitments to lend of $19 million (which excludes an additional $30 million of potential new loan commitments that were in process of being approved as of that date), most of which are anticipated to be funded during 2014.

Liquidity and Capital Resources

The following discussion serves as an update to the section entitled “Liquidity and Capital Resources,” which begins on page 59 of our 2013 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the Q2-14, see the condensed consolidated statements of cash flows in this report.

Intervest National Bank

At June 30, 2014, INB had cash and short-term investments totaling $34 million, a large portion of which is expected to be used to fund loan commitments outstanding.

At June 30, 2104, INB had available collateral consisting of investment securities and certain loans that could be pledged to support an aggregate of approximately $380 million in borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from three banks totaling $41 million. At June 30, 2014, this total borrowing capacity of $421 million represented approximately 57% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could designate all or a portion of its un-pledged U.S. government agency investment securities portfolio as available for sale and sell such securities as needed to provide liquidity.

At June 30, 2014, total deposits amounted to $1.28 billion consisting of CDs totaling $896 million, and checking, savings and money market accounts aggregating to $382 million. CDs represented 70% of total deposits and CDs of $100,000 or more totaled $501 million and included $87 million of brokered CDs and $57 million of CDs obtained from the national CD market (as that market is defined in our 2013 10-K). Brokered CDs had a weighted-average remaining term and stated interest rate of 2.7 years and 2.93%, respectively, at June 30, 2014, and $19 million mature by June 30, 2015. CDs obtained through the national CD market totaled $57 million and had a weighted-average rate and term of 1.41% and 3.3 years, respectively, at June 30, 2014, and none mature within the next twelve months. At June 30, 2014, $319 million, or 36% of total CDs (inclusive of brokered and national CDs), mature by June 30, 2015. INB expects to replace its brokered and national CDs as they mature with new ones and to retain or replace a significant portion of its remaining maturing (non-brokered and non-national) CDs.

INB’s current objective is to maintain its deposit rates at levels to promote a stable deposit base that can be adjusted to meet its cash flow needs. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%, and most recently has increased this target to 85% to 90%. This ratio stood at 86% as of June 30, 2014. INB expects to increase its deposits and loans during the remainder of 2014. INB also introduced or is in the process of introducing other deposit products such as remote deposit capture, landlord-tenant security deposits and electronic bill-pay, in effort to increase its non-CD deposit accounts. We cannot assure you that any of the forgoing plans or objectives will be successful or result in an increase in deposits or loans.

At June 30, 2014, INB had $99 million, or 8.5%, of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a portion of these maturing loans. Over the next twelve months, approximately $53 million of securities in the portfolio could potentially be called or repaid assuming market interest rates remain at or near the levels they were as of June 30, 2104. We intend to reinvest a large portion of the resulting proceeds into similar securities and potentially at lower rates.

At June 30, 2014 and December 31, 2013, INB had no borrowed funds outstanding.

At June 30, 2014, INB’s regulatory capital ratios exceeded those required to be categorized as a well-capitalized institution. INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation.

At June 30, 2014, IBC had cash and short-term investments totaling $5.7 million, of which $5.0 million was available for use (inclusive of $3.9 million on deposit with INB). IBC relies on cash dividends received from INB to fund interest payments due on IBC’s outstanding debt as well as for IBC’s payment of cash dividends on its capital stock, if and when declared by IBC’s Board of Directors. In Q2-14, IBC received $0.6 million of dividends from INB.

IBC’s regulatory capital ratios at June 30, 2014 exceeded its minimum requirements and IBC does not expect to need additional capital over the next twelve months. On April 24, 2014, IBC’s Board of Directors declared a cash dividend of $0.05 per share on IBC’s outstanding common stock. The dividend was paid on May 26, 2014 to shareholders of record at the close of business May 15, 2014. The payment of the dividend was funded from IBC’s cash on hand. On July 16, 2014, IBC announced that its Board of Directors had declared a quarterly dividend of $0.05 per common share payable on August 26, 2014 to shareholders of record at the close of business August 15, 2014. This payment is expected to be made from IBC’s cash on hand.

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

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2014 due within the periods shown.

		Amounts Due Within
($ in thousands)	Total	1 year	2-3 years	4-5 years	Over 5 years
Deposits with stated maturities	$896,313	$318,703	$343,250	$222,962	$11,398
Deposits with no stated maturities	381,510	381,510	—	—	—
Subordinated debentures – capital securities	56,702	—	—	—	56,702
Mortgage escrow payable and official checks outstanding	25,826	25,826	—	—	—
Unfunded loan commitments and lines of credit (1)	20,116	20,116	—	—	—
Operating lease payments	14,809	1,567	3,043	3,042	7,157
Accrued interest payable on deposits	1,440	1,440	—	—	—
Accrued interest payable on all borrowed funds	58	58	—	—	—

	$1,396,774	$749,220	$346,293	$226,004	$75,257

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Asset and Liability Management

For a discussion of our interest rate risk and the tools we use to manage it, including the gap analysis that follows and the factors that affect its computation and results, see pages 62 through 64 of our 2013 10-K.

As discussed in our 2013 10-K and in this report, our entire loan portfolio is comprised of fixed-rate loans, which increases our exposure to interest rate risk. Mitigating this somewhat was the loan portfolio’s short weighted-average contractual term of approximately 4.8 years at June 30, 2014.

At June 30, 2014, the gap analysis that follows indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $387 million, or a negative 24.6% of total assets, at June 30, 2014. As a result of the negative one-year gap, the composition of our balance sheet at June 30, 2014 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of June 30, 2014, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$29,293	$70,572	$679,015	$360,209	$1,139,089
Loans – performing nonaccrual TDRs (1)	9,005	—	8,694	—	17,699
Securities held to maturity (2)	211,045	36,027	96,686	14,580	358,338
Securities available for sale (2)	994	—	—	—	994
Short-term investments	2,030	—	—	—	2,030
FRB and FHLB stock	2,379	—	—	5,923	8,302
Interest-earning time deposits with banks	—	2,375	2,995	—	5,370

Total rate-sensitive assets	$254,746	$108,974	$787,390	$380,712	$1,531,822

Deposit accounts (3):
Interest checking	$17,421	$—	$—	$—	$17,421
Savings	9,977	—	—	—	9,977
Money market	348,193	—	—	—	348,193
Certificates of deposit	109,956	208,747	566,212	11,398	896,313

Total deposits	485,547	208,747	566,212	11,398	1,271,904

Debentures (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	58	—	—	—	58

Total borrowed funds	56,760	—	—	—	56,760

Total rate-sensitive liabilities	$542,307	$208,747	$566,212	$11,398	$1,328,664

GAP (repricing differences)	$(287,561)	$(99,773)	$221,178	$369,314	$203,158

Cumulative GAP	$(287,561)	$(387,334)	$(166,156)	$203,158	$203,158

Cumulative GAP to total assets	(18.3)%	(24.6)%	(10.6)%	12.9%	12.9%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $5.3 million are also excluded from the table.
(2)	Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate is scheduled to change. A large number of the securities have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up.
(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change accordingly. It should be noted that depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

The table that follows summarizes the results of certain scenarios of our earnings simulation model as of June 30, 2014. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

			Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)
Next 12 months	$43,234	$42,838	$41,411	$37,747
% change		-0.92%	-4.22%	-12.69%

Next 13-24 months	$43,567	$40,074	$41,284	$40,309
% change		-8.02%	-5.24%	-7.48%

2 Year Cumulative	$86,801	$82,912	$82,695	$78,056
% change		-4.48%	-4.73%	-10.07%

(1)	The model for this scenario covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and are subsequently sustained at those levels for the remainder of the simulation horizon.
(2)	The model for this scenario utilizes an instantaneous parallel rate shock and is maintained at those levels for the entire simulation horizon.

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

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no direct risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in note 13 to the financial statements in this report. We also actively monitor and manage our interest rate risk exposure as discussed in Item 2 above under the caption “Asset and Liability Management.”

ITEM 4.	Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of June 30, 2014, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2013 10-K, where such factors are discussed on pages 27 through 35. There were no material changes to the risk factors during the quarter ended June 30, 2014. The risks described in our 2013 10-K are not the only risks facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

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

INTERVEST BANCSHARES CORPORATION
(Registrant)

Date: August 4, 2014	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2014	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiary

Exhibit Index

The following exhibits are filed as part of this report.

Exhibit #	Exhibit Description

10.1	Annual Incentive Plan for Senior Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2014).

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0

The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i) Condensed Consolidated Balance Sheets;

(ii) Condensed Consolidated Statements of Earnings;

(iii) Condensed Consolidated Statements of Comprehensive Income;

(iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity;

(v) Condensed Consolidated Statements of Cash Flows; and

(vi) Related financial statement footnotes.