Form 10-Q
period 2014-09-30
INTERVEST BANCSHARES CORP
filed 2014-11-04
CIK 927807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of October 31, 2014, there were 22,023,990 shares of common stock, $1.00 par value per share, outstanding.

INTERVEST BANCSHARES CORPORATION AND SUBSIDIARY

September 30, 2014 FORM 10-Q

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

The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements: changes in economic conditions and real estate values both nationally and in our market areas; changes in our volume of loan originations, deposit flows and borrowing facilities; changes in the levels of our non-interest income and provisions for loan and real estate losses; changes in the composition and credit quality of our loan portfolio; legislative or regulatory changes, including increased expenses arising therefrom; changes in interest rates which may reduce our net interest margin and net interest income; increases in competition; technological changes which we may not be able to implement; changes in accounting or regulatory principles, policies or guidelines; changes in tax laws and our ability to utilize our deferred tax asset, including NOL carry forwards; our ability to attract and retain key members of management; our ability to consummate the proposed merger with Bank of the Ozarks, Inc. (“Ozarks”); our and Ozarks’ ability to satisfy the conditions to the completion of the proposed merger, including the receipt of approval of our stockholders and the receipt of requisite regulatory approvals in a timely manner and without burdensome conditions; our and Ozarks’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; the impact of the proposed merger on our business operations pending consummation or termination thereof; and the outcome of any legal proceedings that have been, or may be, instituted against us and others relating to the proposed merger, the merger agreement or the transactions contemplated thereby.

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

PART 1. FINANCIAL INFORMATION - ITEM 1. Financial Statements

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Balance Sheets

($ in thousands, except par value)	At Sep 30, 2014	At Dec 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,249	$16,689
Federal funds sold and other short-term investments	1,234	8,011

Total cash and cash equivalents	11,483	24,700
Time deposits with banks	4,620	5,370
Securities available for sale, at estimated fair value	305,347	965
Securities held to maturity (estimated fair value of $378,507)	—	383,937
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	7,715	8,244
Loans receivable (net of allowance for loan losses of $26,634 and $27,833, respectively)	1,148,635	1,099,689
Accrued interest receivable	4,665	4,861
Loan fees receivable	2,224	2,298
Premises and equipment, net	4,428	4,056
Foreclosed real estate (net of valuation allowance of $390 and $2,017, respectively)	2,650	10,669
Deferred income tax asset	15,229	18,362
Other assets	4,207	4,645

Total assets	$1,511,203	$1,567,796

LIABILITIES
Deposits:
Noninterest-bearing demand deposit accounts	$6,390	$5,211
Interest-bearing deposit accounts:
Checking (NOW) accounts	17,505	17,831
Savings accounts	10,382	10,027
Money market accounts	338,999	367,384
Certificate of deposit accounts	841,048	881,779

Total deposit accounts	1,214,324	1,282,232
Long-term debt - subordinated debentures (capital securities)	56,702	56,702
Accrued interest payable on long term debt	56	868
Accrued interest payable on deposits	850	1,508
Mortgage escrow funds payable	27,531	18,879
Official checks outstanding	3,943	7,335
Other liabilities	1,918	3,281

Total liabilities	1,305,324	1,370,805

STOCKHOLDERS’ EQUITY
Common stock ($1.00 par value; 62,000,000 shares authorized; 22,023,990 and 21,918,623 shares issued and outstanding, respectively)	22,024	21,919
Additional paid-in-capital, common	86,123	88,043
Unearned compensation on restricted common stock awards	(1,597)	(1,898)
Retained earnings	100,517	88,959
Accumulated other comprehensive loss	(1,188)	(32)

Total stockholders’ equity	205,879	196,991

Total liabilities and stockholders’ equity	$1,511,203	$1,567,796

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands, except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable	$14,760	$14,486	$43,961	$44,230
Securities	1,141	1,121	3,486	3,213
Other interest-earning assets	15	17	48	53

Total interest and dividend income	15,916	15,624	47,495	47,496

INTEREST EXPENSE
Deposits	4,530	6,392	14,209	19,810
Subordinated debentures - capital securities	396	402	1,182	1,277

Total interest expense	4,926	6,794	15,391	21,087

Net interest and dividend income	10,990	8,830	32,104	26,409
Provision (credit) for loan losses	—	250	(1,500)	(1,500)

Net interest and dividend income after provision (credit) for loan losses	10,990	8,580	33,604	27,909

NONINTEREST INCOME
Income from the early repayment of mortgage loans	432	619	2,961	1,909
Income from mortgage lending activities	277	455	869	1,112
Customer service fees	104	100	310	289
Gains from sales of securities available for sale	196	—	196	—
Impairment writedowns on investment securities	—	(273)	—	(964)

Total noninterest income	1,009	901	4,336	2,346

NONINTEREST EXPENSES
Salaries and employee benefits	1,963	1,852	6,105	5,663
Stock compensation for employees and directors	278	229	1,052	731
Occupancy and equipment, net	540	554	1,627	1,632
Data processing	107	97	317	271
Professional fees and services	1,113	327	1,773	1,095
Stationery, printing, supplies, postage and delivery	50	61	211	207
FDIC insurance	192	318	717	1,129
General insurance	150	153	447	455
Director and committee fees	97	85	342	272
Advertising and promotion	7	7	33	17
Real estate activities expense (income), net	117	212	616	(1,120)
Provision for real estate losses	—	250	—	955
All other	117	179	488	482

Total noninterest expenses	4,731	4,324	13,728	11,789

Earnings before provision for income taxes	7,268	5,157	24,212	18,466
Provision for income taxes	3,088	2,300	10,452	8,179

Net earnings	4,180	2,857	13,760	10,287
Preferred stock dividend requirements and discount amortization	—	(269)	—	(1,057)

Net earnings available to common stockholders	$4,180	$2,588	$13,760	$9,230

Basic earnings per common share	$0.19	$0.12	$0.62	$0.42
Diluted earnings per common share	$0.19	$0.12	$0.62	$0.42
Cash dividends per common share	$0.05	$—	$0.10	$—

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Net earnings	$4,180	$2,857	$13,760	$10,287
Other comprehensive loss:
Securities available for sale:
Net unrealized loss arising from transfer from held to maturity	(2,201)	—	(2,201)	—
Net unrealized holding gain arising during the period	343	—	360	—
Reclassification for net gain on sales included in net income	(196)	—	(196)	—

Net unrealized loss on securities available for sale	(2,054)	—	(2,037)	—
Benefit for income taxes related to net unrealized loss	888	—	881	—

Other comprehensive loss, net of tax	(1,166)	—	(1,156)	—

Total comprehensive income	$3,014	$2,857	$12,604	$10,287

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine-Months Ended September 30,
	2014		2013
($ in thousands)	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period		$—	25,000	$25
Redemption		—	(25,000)	(25)

Balance at end of period		—	—	—

ADDITIONAL PAID-IN-CAPITAL, PREFERRED
Balance at beginning of period		—		24,975
Redemption		—		(24,975)

Balance at end of period		—		—

PREFERRED STOCK DISCOUNT
Balance at beginning of period		—		(376)
Amortization of preferred stock discount		—		376

Balance at end of period		—		—

COMMON STOCK
Balance at beginning of period	21,918,623	21,919	21,589,589	21,590
Issuance of shares of restricted stock	92,000	92	330,700	331
Issuance of shares upon exercise of stock options	16,667	16	14,967	15
Forfeiture of shares of restricted stock	(3,300)	(3)	(18,633)	(19)

Balance at end of period	22,023,990	22,024	21,916,623	21,917

ADDITIONAL PAID-IN-CAPITAL, COMMON
Balance at beginning of period		88,043		85,726
Issuance of shares of restricted stock		612		1,157
Issuance of shares upon exercise of stock options		37		39
Forfeiture of shares of restricted stock		(11)		(40)
Excess income tax benefit from equity awards		318		150
Compensation expense related to stock options		16		34
Repurchase and cancelation of stock warrant		(2,892)		—

Balance at end of period		86,123		87,066

UNEARNED COMPENSATION - RESTRICTED STOCK
Balance at beginning of period		(1,898)		(715)
Issuance of 92,000 and 465,400 shares of restricted stock		(704)		(1,488)
Amortization of unearned compensation to compensation expense		1,005		756

Balance at end of period		(1,597)		(1,447)

RETAINED EARNINGS
Balance at beginning of period		88,959		79,722
Net earnings		13,760		10,287
Cash dividends declared and paid on common stock		(2,202)		—
Cash dividends declared and paid on preferred stock		—		(5,068)
Discount from redemption of preferred stock		—		187
Preferred stock discount amortization		—		(376)

Balance at end of period		100,517		84,752

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period		(32)		—
Net change in accumulated other comprehensive loss		(1,156)		—

Balance at end of period		(1,188)		—

Total stockholders’ equity at end of period	22,023,990	$205,879	21,916,623	$192,288

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,
($ in thousands)	2014	2013
OPERATING ACTIVITIES
Net earnings	$13,760	$10,287
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	218	258
Credit for loan losses	(1,500)	(1,500)
Provision for real estate losses	—	955
Deferred income tax expense	4,014	7,460
Stock compensation expense	1,052	731
Amortization of deferred debenture offering costs	28	28
Amortization of premiums (accretion) of discounts and deferred loan fees, net	(313)	610
Net gain from sales of securities available for sale	(196)	—
Net gain from sales of foreclosed real estate	(203)	(820)
Impairment writedowns on investment securities	—	964
Net decrease in loan fees receivable	74	597
Net decrease in accrued interest payable on borrowed funds	(812)	(5,765)
Net decrease in official checks outstanding	(3,392)	(1,779)
Net change in all other assets and liabilities	(114)	7,716

Net cash provided by operating activities	12,616	19,742

INVESTING ACTIVITIES
Repayments of securities held to maturity	66,394	99,705
Purchases of securities held to maturity	(34,752)	(75,051)
Repayments of securities available for sale	8,841	—
Purchases of securities available for sale	(1,046)	(16)
Proceeds from sales of securities available for sale	37,384	—
Repayments (purchases) of interest-earning time deposits with banks	750	(200)
Purchases of FRB and FHLB stock, net	529	(86)
(Originations) repayments of loans receivable, net	(47,586)	7,337
Proceeds from sales of foreclosed real estate	8,222	3,569
Purchases of premises and equipment, net	(590)	(509)

Net cash provided by investing activities	38,146	34,749

FINANCING ACTIVITIES
Net decrease in deposits	(67,908)	(64,216)
Net increase in mortgage escrow funds payable	8,652	9,260
Redemption of preferred stock	—	(24,813)
Repurchase of common stock warrant from U.S. Treasury	(2,892)	—
Cash dividends paid to common stockholders	(2,202)	—
Cash dividends paid to preferred stockholders	—	(5,068)
Proceeds from issuance of common stock upon exercise of stock options	53	54
Excess income tax benefit from exercise of options and vesting of restricted stock	318	150

Net cash used in financing activities	(63,979)	(84,633)

Net decrease in cash and cash equivalents	(13,217)	(30,142)
Cash and cash equivalents at beginning of period	24,700	60,395

Cash and cash equivalents at end of period	$11,483	$30,253

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$16,833	$27,805
Cash paid for income taxes	5,855	900
Securities held to maturity transferred to available for sale	351,587	—
Net change in unrealized loss on securities available for sale	(1,156)	—
Loans transferred to foreclosed real estate	—	3,040
Loans originated to finance sales of foreclosed real estate	—	3,240
Preferred stock dividend requirements and amortization of related discount	—	1,057

See accompanying notes to condensed consolidated financial statements.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

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

Proposed Merger

On July 31, 2014, IBC and INB entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Bank of the Ozarks, Inc. (“Ozarks”) and its wholly-owned bank subsidiary, Bank of the Ozarks, relating to a proposed merger transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) IBC will merge with and into Ozarks, with Ozarks continuing as the surviving corporation (the “Merger”), and (ii) INB will merge with and into Bank of the Ozarks, with Bank of the Ozarks continuing as the surviving bank (the “Bank Merger” and, collectively with the “Merger,” the “Mergers”).

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, each share of IBC’s common stock, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive shares of Ozarks common stock (plus cash in lieu of any fractional share) based on the purchase price of $228.5 million (less the amount paid by IBC to cash out outstanding stock options and stock appreciation rights and to redeem all outstanding stock warrants prior to closing), subject to certain additional purchase price adjustments set forth in the Merger Agreement. The number of Ozarks shares to be issued will be determined based on Ozarks’ 10-day average closing stock price as of the fifth business day prior to the closing date, subject to a minimum and maximum price of $23.95 and $39.91, respectively.

It is a condition of the Merger that all IBC stock options and stock appreciation rights, whether or not vested, will be cashed out by IBC prior to closing and shares of restricted stock will become fully vested. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which was filed as Exhibit 2.1 to IBC’s Current Report on Form 8-K, filed on July 31, 2014.

The Merger Agreement has been approved by the boards of directors of each of IBC and Ozarks. Subject to the required approval of IBC’s stockholders, requisite regulatory approvals, the effectiveness of the registration statement filed by Ozarks with respect to the stock to be issued in this transaction, and other customary closing conditions, the Merger is expected to be completed by the end of the first quarter of 2015. See note 11 for a discussion of certain litigation in connection with this Merger.

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

Use of Estimates

In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements, and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change currently relate to the determination of our allowance for loan losses and valuation allowance for real estate losses. These estimates involve a higher degree of complexity and subjectivity and may require assumptions about highly uncertain matters. Current market conditions increase the risk and complexity of the judgments in these estimates. In our opinion, all material adjustments necessary for a fair presentation of our financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies, Continued

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

Note 1 – Description of Business and Summary of Significant Accounting Policies, Continued

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

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 – Securities Held to Maturity and Available for Sale

During the quarter ended September 30, 2014, INB’s entire portfolio of securities held to maturity (with a then carrying value of $351.6 million and estimated fair value of $349.4 million) was transferred to the available-for-sale category in order to provide additional flexibility in executing INB’s asset and liability management strategies. At September 30, 2014, we had no securities classified as held to maturity. Due to this transfer, INB cannot classify its securities as held to maturity until after September 2016.

The carrying value (estimated fair value) and amortized cost of securities available for sale are as follows as of the dates indicated:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At September 30, 2014
U.S. government agencies (1)	125	$226,361	$15	$2,244	$224,132	1.00%	2.9 Yrs	3.5 Yrs
Residential mortgage-backed (2)	70	79,512	524	346	79,690	1.90%	4.5 Yrs	13.1 Yrs
State and municipal	1	530	—	1	529	1.25%	2.5 Yrs	2.5 Yrs

	196	306,403	539	2,591	304,351	1.23%	3.3 Yrs	6.0 Yrs
Mutual fund investment (3)	1	1,038	—	42	996

	197	$307,441	$539	$2,633	$305,347

At December 31, 2013

Mutual fund investment (3)	1	$1,021	—	$56	$965

The carrying value (amortized cost) and estimated fair value of securities held to maturity are as follows:

($ in thousands)	Number of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Wtd-Avg Yield	Wtd-Avg Expected Life	Wtd-Avg Remaining Maturity
At December 31, 2013
U.S. government agencies (1)	161	$305,906	$410	$4,947	$301,369	0.94%	3.0 Yrs	3.8 Yrs
Residential mortgage-backed (2)	57	77,500	130	1,017	76,613	1.79%	4.3 Yrs	14.7 Yrs
State and municipal	1	531	—	6	525	1.25%	3.2 Yrs	3.3 Yrs

	219	$383,937	$540	$5,970	$378,507	1.11%	3.3 Yrs	6.0 Yrs

(1)	Consist of debt obligations of U.S. government sponsored agencies (GSEs) – Federal Home Loan Bank (FHLB), Federal Farm Credit Bank (FFCB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), which are federally chartered corporations privately owned by shareholders. GSE securities carry no explicit U.S. government guarantee of creditworthiness. Neither principal nor interest payments are guaranteed by the U.S. government nor do they constitute a debt or obligation of the U.S. government or any of its agencies or instrumentalities other than the applicable GSE. FNMA and FHLMC are under U.S. government conservatorship.
(2)	At September 30, 2014, the portfolio consisted of $11.2 million of Government National Mortgage Association (GNMA) residential pass-through certificates and $68.5 million of residential participation certificates issued by FNMA or FHLMC, compared to $13.6 million and $63.9 million, respectively, at December 31, 2013. The GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. government while the FNMA and FHLMC certificates have an implied guarantee by such agency as to principal and interest payments. Included in this line item are investments in FNMA Delegated Underwriting and Servicing (DUS) mortgage-backed securities (of approximately $16 million at September 30, 2014 and $7.0 million at December 31, 2013) that are backed by eligible multifamily pools that typically contain one loan or single purpose entity.
(3)	The investment represented approximately 93,342 shares at September 30, 2014 and 91,683 shares at December 31, 2013, of an intermediate bond fund that holds securities that are deemed to be qualified under the Community Reinvestment Act.

The estimated fair values of debt securities with gross unrealized losses segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer are summarized as follows:

($ in thousands)		Less Than Twelve Months		Twelve Months or Longer		Total
	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
At September 30, 2014
U.S. government agencies	115	$49,161	$139	$158,382	$2,105	$207,543	$2,244
Residential mortgage-backed	33	15,210	78	20,333	268	35,543	346
State and municipal	1	529	1	—	—	529	1

	149	$64,900	$218	$178,715	$2,373	$243,615	$2,591

At December 31, 2013
U.S. government agencies	130	$233,930	$4,791	$7,344	$156	$241,274	$4,947
Residential mortgage-backed	41	48,862	987	3,284	30	52,146	1,017
State and municipal	1	525	6	—	—	525	6

	172	$283,317	$5,784	$10,628	$186	$293,945	$5,970

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 – Securities Held to Maturity and Available for Sale, Continued

All of our investments in debt securities were investment grade rated. The securities had either fixed interest rates or had predetermined scheduled interest rate increases and nearly all had call or prepayment features that allow the issuer to repay all or a portion of the security at par before its stated maturity without penalty. In general, as interest rates rise, the estimated fair value of fixed-rate securities will decrease; as interest rates fall, their value will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. The estimated fair values of securities disclosed in this footnote were obtained from a third-party pricing service that used Level 2 inputs for debt securities and Level 1 inputs for equity securities.

The following table is a summary of our investments in debt securities at September 30, 2014, by remaining period to contractual maturity (ignoring earlier call dates, if any). The amounts reported in the table also did not consider the effects of possible prepayments or unscheduled repayments. Accordingly, actual maturities may differ from contractual maturities shown in the table.

($ in thousands)	Amortized Cost	Estimated Fair Value	Wtd-Avg Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	215,795	213,891	0.99
Due after five years through ten years	42,390	42,053	1.68
Due after ten years	48,218	48,407	1.94

	$306,403	$304,351	1.23%

The table below provides a cumulative roll forward of credit losses recognized on securities held to maturity for the periods indicated.

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Balance at beginning of period	$—	$4,924	$—	$4,233
Additional credit losses on debt securities for which OTTI was previously recognized	—	273	—	964

Balance at end of period	$—	$5,197	$—	$5,197

During the quarter ended September 30, 2014, proceeds from sales of securities available for sale totaled $37.4 million, resulting in a net realized gain totaling $0.2 million. See note 15 for additional information on sales.

Note 3 – Loans Receivable

Major classifications of loans receivable are summarized as follows:

	At September 30, 2014		At December 31, 2013
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	426	$908,697	394	$838,766
Multifamily loans	137	200,251	138	210,270
One to four family loans	17	59,472	20	72,064
Land loans	6	9,875	5	9,178

	586	1,178,295	557	1,130,278

All Other Loans:
Business loans	18	1,004	19	1,061
Consumer loans	7	138	12	211

	25	1,142	31	1,272

Loans receivable, gross	611	1,179,437	588	1,131,550
Deferred loan fees		(4,168)		(4,028)

Loans receivable, net of deferred fees		1,175,269		1,127,522
Allowance for loan losses		(26,634)		(27,833)

Loans receivable, net		$1,148,635		$1,099,689

Loans 90 days past due and still accruing interest – At September 30, 2014, there were two loans 90 days past due and still accruing totaling $4.0 million, compared to three loans totaling $4.1 million at December 31, 2013.

Loans on nonaccrual status – At September 30, 2014 and December 31, 2013, there were $22.5 million and $35.9 million of loans, respectively, on nonaccrual status, which included restructured loans (or “TDRs”) of $19.9 million and $33.2 million, respectively. All nonaccrual loans were considered impaired loans.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable, Continued

TDRs on accrual status - At September 30, 2014 and December 31, 2013, there were $24.7 million and $13.4 million of TDR loans, respectively, classified as accruing TDRs. All of these TDR loans were considered impaired loans.

Other impaired loans - At September 30, 2014 and December 31, 2013, there was one performing and accruing loan of $7.7 million that was also classified as impaired.

The tables below summarize certain information regarding our impaired loans as follows:

($ in thousands)	Recorded Investment by State (1)								Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At September 30, 2014 Type	NY	FL	VA	GA	CT	OH	SD	Total
Retail	$8,106	$9,005	$7,677	$—	$2,665	$—	$—	$27,453	$2,456	$31,150	6
Office Building	—	14,220	—	8,608	—	—	—	22,828	1,913	22,915	3
Multifamily	—	3,104	—	—	—	—	—	3,104	590	3,104	2
Land	—	—	—	—	—	—	1,520	1,520	156	1,520	1

Totals	$8,106	$26,329	$7,677	$8,608	$2,665	$—	$1,520	$54,905	$5,115	$58,689	12

($ in thousands)	Recorded Investment by State (1)								Specific Valuation Allowance (2)	Total Unpaid Principal (3)	# of Loans
At December 31, 2013 Type	NY	FL	VA	GA	CT	OH	SD	Total
Retail	$8,223	$9,005	$7,828	$—	$2,719	$1,000	$—	$28,775	$3,052	$36,216	7
Office Building	—	14,937	—	8,695	—	—	—	23,632	1,947	23,632	3
Multifamily	—	3,128	—	—	—	—	—	3,128	594	3,128	2
Land	—	—	—	—	—	—	1,625	1,625	500	1,625	1

Totals	$8,223	$27,070	$7,828	$8,695	$2,719	$1,000	$1,625	$57,160	$6,093	$64,601	13

(1)	Represents unpaid principal less partial principal charge offs and interest received and applied as a reduction of principal in certain cases.
(2)	Represents a specific valuation allowance against the recorded investment, which is included as part of our overall allowance for loan losses. All impaired loans at the dates indicated in the table had a specific valuation allowance.
(3)	Represents contractual unpaid principal balance (shown for informational purposes only). The borrowers are obligated to pay such amounts. However, the ultimate collection by us of such amounts is not assured.

Other information related to our impaired loans is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Average recorded investment in nonaccrual loans	$21,551	$39,159	$30,784	$41,039
Total cash basis interest income recognized on nonaccrual loans	304	521	1,281	1,729

Average recorded investment in accruing TDR loans	26,451	11,423	18,864	14,482
Total interest income recognized on accruing TDR loans under modified terms	226	152	626	581

Age analysis of our loan portfolio by segment at September 30, 2014 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due
Accruing Loans:
Commercial real estate	$888,420	$886,078	$—	$378	$1,963	$2,341
Multifamily	197,990	192,635	—	3,353	2,002	5,355
One to four family	59,472	59,472	—	—	—	—
Land	9,875	9,875	—	—	—	—
All other	1,142	1,142	—	—	—	—

Total accruing loans	1,156,899	1,149,202	—	3,731	3,965	7,696

Nonaccrual Loans (1):
Commercial real estate	20,277	13,292	—	4,320	2,665	6,985
Multifamily	2,261	2,261	—	—	—

Total nonaccrual loans	22,538	15,553	—	4,320	2,665	6,985

Total loans	$1,179,437	$1,164,755	$—	$8,051	$6,630	$14,681

(1)	The amount of nonaccrual loans in the current column included $19.9 million of TDRs for which payments were being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of one performing and paying loan classified nonaccrual due to concerns regarding the borrower’s ability to continue making payments. Interest income from loan payments received on loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable, Continued

Age analysis of our loan portfolio by segment at December 31, 2013 is summarized as follows:

($ in thousands)	Total Portfolio	Current	Past Due 31-59 Days	Past Due 60-89 Days	Past Due 90 or more Days	Total Past Due
Accruing Loans:
Commercial real estate	$802,863	$796,980	$1,796	$—	$4,087	$5,883
Multifamily	210,270	209,426	844	—	—	844
One to four family	72,064	72,064	—	—	—	—
Land	9,178	9,178	—	—	—	—
All other	1,272	1,271	1	—	—	1

Total accruing loans	1,095,647	1,088,919	2,641	—	4,087	6,728

Nonaccrual Loans (1):
Commercial real estate	35,903	35,903	—	—	—	—

Total loans	$1,131,550	$1,124,822	$2,641	$—	$4,087	$6,728

(1)	The amount of nonaccrual loans in the current column included $33.2 million of TDRs for which payments were being made in accordance with their restructured terms, but the loans were maintained on nonaccrual status in accordance with regulatory guidance. The remaining portion was comprised of certain paying loans classified nonaccrual due to concerns regarding the borrowers’ ability to continue making payments. Interest income from loan payments received on loans in nonaccrual status is recognized on a cash basis, provided the remaining principal balance is deemed collectible.

Information regarding the credit quality of the loan portfolio based on our internally assigned grades follows:

($ in thousands)	Pass	Special Mention	Substandard (1)	Total
At September 30, 2014
Commercial real estate	$853,979	$2,236	$52,482	$908,697
Multifamily	194,334	2,357	3,560	200,251
One to four family	59,472	—	—	59,472
Land	9,875	—	—	9,875
All other	1,142	—	—	1,142

Total loans	$1,118,802	$4,593	$56,042	$1,179,437

Allocation of allowance for loan losses	$21,530	$141	$4,963	$26,634

At December 31, 2013
Commercial real estate	$772,900	$3,522	$62,344	$838,766
Multifamily	204,298	2,369	3,603	210,270
One to four family	72,064	—	—	72,064
Land	7,553	—	1,625	9,178
All other	1,272	—	—	1,272

Total loans	$1,058,087	$5,891	$67,572	$1,131,550

Allocation of allowance for loan losses	$20,720	$169	$6,944	$27,833

(1)	Substandard loans consisted of $22.5 million of nonaccrual loans, $22.7 million of accruing TDRs and $10.8 million of other performing loans at September 30, 2014, compared to $35.9 million, $13.1 million and $18.6 million in the same categories, respectively, at December 31, 2013. At September 30, 2014 and December 31, 2013, we also had accruing TDRs of $2.0 million and $0.4 million, respectively, which were rated pass.

The geographic distribution of the loan portfolio by state follows:

($ in thousands)	At September 30, 2014		At December 31, 2013
	Amount	% of Total	Amount	% of Total
New York	$648,271	55.0%	$670,052	59.3%
Florida	346,757	29.4	321,812	28.4
North Carolina	28,390	2.4	22,611	2.0
Georgia	24,249	2.1	18,799	1.7
New Jersey	13,832	1.2	15,650	1.4
Pennsylvania	13,154	1.1	16,898	1.5
Virginia	13,088	1.1	11,491	1.0
South Carolina	11,426	1.0	9,223	0.8
Kentucky	8,403	0.7	11,930	1.1
Ohio	7,024	0.6	4,703	0.4
Tennessee	6,691	0.6	5,843	0.5
Connecticut	6,357	0.5	8,429	0.7
Massachusetts	6,016	0.5	—	—
Texas	5,691	0.5	—	—
Michigan	5,473	0.5	5,599	0.5
Utah	5,138	0.5	—	—
Arizona	5,108	0.4	—	—
West Virginia	4,454	0.4	—	—
Indiana	4,191	0.3	2,820	0.2
Illinois	3,608	0.3	—	—
Wisconsin	3,349	0.2	1,790	0.1
California	2,742	0.2	—	—
All other states	6,025	0.5	3,900	0.4

	$1,179,437	100.0%	$1,131,550	100.0%

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable, Continued

The distribution of TDRs by accruing versus nonaccruing, by loan type and by geographic distribution follows:

($ in thousands)	At September 30, 2014	At December 31, 2013
Performing – nonaccrual status	$19,873	$33,184
Performing – accrual status	24,690	13,429

	$44,563	$46,613

Commercial real estate	$39,939	$41,860
Multifamily	3,104	3,128
Land	1,520	1,625

	$44,563	$46,613

New York	$8,106	$8,223
Florida	26,329	27,070
Georgia	8,608	8,695
Ohio	—	1,000
South Dakota	1,520	1,625

	$44,563	$46,613

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses by loan type for the periods indicated is as follows:

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Quarter Ended September 30, 2014
Balance at beginning of period	$18,381	$4,964	$2,358	$887	$8	$26,598
Loan chargeoffs	—	—	—	—	—	—
Loan recoveries	36	—	—	—	—	36
Provision (credit) for loan losses	17	(139)	(28)	150	—	—

Balance at end of period	$18,434	$4,825	$2,330	$1,037	$8	$26,634

Nine-Months Ended September 30, 2014
Balance at beginning of period	$18,403	$5,097	$3,017	$1,308	$8	$27,833
Loan chargeoffs	—	—	—	—	—	—
Loan recoveries	287	14	—	—	—	301
Credit for loan losses	(256)	(286)	(687)	(271)	—	(1,500)

Balance at end of period	$18,434	$4,825	$2,330	$1,037	$8	$26,634

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Quarter Ended September 30, 2013
Balance at beginning of period	$17,596	$5,098	$2,795	$956	$10	$26,455
Loan chargeoffs	—	—	—	—	—	—
Loan recoveries	67	5	—	—	—	72
Provision (credit) for loan losses	(175)	212	229	(15)	(1)	250

Balance at end of period	$17,488	$5,315	$3,024	$941	$9	$26,777

Nine-Months Ended September 30, 2013
Balance at beginning of period	$19,051	$6,881	$1,120	$1,043	$8	$28,103
Loan chargeoffs	(1,932)	(6)	—	—	—	(1,938)
Loan recoveries (1)	947	682	—	483	—	2,112
Provision (credit) for loan losses	(578)	(2,242)	1,904	(585)	1	(1,500)

Balance at end of period	$17,488	$5,315	$3,024	$941	$9	$26,777

(1)	In the first and second quarters of 2013, INB entered into settlement agreements with respect to certain litigation INB had pursued in connection with foreclosure actions it had commenced in 2010 on several of its loans. INB commenced the actions to collect, in one case, insurance proceeds, which it contended had been improperly paid to various third parties, and in another case, damages due to alleged legal malpractice when the loan was originated. As a result of these settlements, INB received net proceeds totaling $2.7 million and $0.1 million in the first and second quarter of 2013, respectively, which was recorded as $1.2 million of recoveries of prior loan charge offs and $1.6 million of recoveries of prior real estate expenses associated with two loans and underlying collateral property.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 – Allowance for Loan Losses, Continued

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at September 30, 2014.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$50,281	$3,104	$—	$1,520	$—	$54,905
Collectively evaluated for impairment	858,416	197,147	59,472	8,355	1,142	1,124,532

Total loans	$908,697	$200,251	$59,472	$9,875	$1,142	$1,179,437

Allowance for loan losses:
Individually evaluated for impairment	$4,369	$590	$—	$156	$—	$5,115
Collectively evaluated for impairment	14,066	4,234	2,330	881	8	21,519

Total allowance for loan losses	$18,435	$4,824	$2,330	$1,037	$8	$26,634

The following table sets forth the balances of our loans receivable by segment and impairment evaluation and the allowance for loan losses associated with such loans at December 31, 2013.

($ in thousands)	Commercial Real Estate	Multifamily	One to Four Family	Land	All Other	Total
Loans:
Individually evaluated for impairment	$52,407	$3,128	$—	$1,625	$—	$57,160
Collectively evaluated for impairment	786,359	207,142	72,064	7,553	1,272	1,074,390

Total loans	$838,766	$210,270	$72,064	$9,178	$1,272	$1,131,550

Allowance for loan losses:
Individually evaluated for impairment	$4,999	$594	$—	$500	$—	$6,093
Collectively evaluated for impairment	13,404	4,503	3,017	808	8	21,740

Total allowance for loan losses	$18,403	$5,097	$3,017	$1,308	$8	$27,833

Note 5 – Foreclosed Real Estate and Valuation Allowance for Real Estate Losses

Real estate acquired through foreclosure by property type is summarized as follows:

	At September 30, 2014		At December 31, 2013
($ in thousands)	# of Properties	Amount (1)	# of Properties	Amount (1)
Commercial real estate	1	$2,650	2	$3,984
Multifamily	—	—	1	6,685

	1	$2,650	3	$10,669

(1)	Reported net of any associated valuation allowance.

Activity in the valuation allowance for real estate losses is summarized as follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2014	2013	2014	2013
Valuation allowance at beginning of period	$390	$6,044	$2,017	$5,339
Provision for real estate losses	—	250	—	955
Real estate chargeoffs	—	(4,171)	(1,627)	(4,171)

Valuation allowance at end of period	$390	$2,123	$390	$2,123

Note 6 – Deposits

Scheduled maturities of certificates of deposit accounts (CDs) were as follows:

	At September 30, 2014		At December 31, 2013
($ in thousands)	Amount	Wtd-Avg Stated Rate	Amount	Wtd-Avg Stated Rate
Within one year	$269,268	1.57%	$307,122	1.97%
Over one to two years	158,266	1.85	167,323	1.92
Over two to three years	213,925	1.96	170,956	1.92
Over three to four years	73,696	1.76	106,700	2.50
Over four years	125,893	2.11	129,678	2.06

	$841,048	1.82%	$881,779	2.03%

CDs of $100,000 or more totaled $465 million at September 30, 2014 and $473 million at December 31, 2013 and included brokered CDs of $68 million and $91 million, respectively. At September 30, 2014, all CDs of $100,000 or more (inclusive of brokered CDs) by remaining maturity were as follows: $113 million due within one year; $85 million due over one to two years; $140 million due over two to three years; $47 million due over three to four years; and $80 million due thereafter. At September 30, 2014, brokered CDs had a weighted-average rate of 2.43% and their remaining maturities were as follows: $5 million due within one year; $8 million due over one to two years; $29 million due over two to three years; $14 million due over three to four years and $12 million due over four years.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Lines of Credit

At September 30, 2014, INB had $41 million of unsecured credit lines that were cancelable by the lender at any time. As a member of the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB), INB can borrow from these institutions on a secured basis. At September 30, 2014, INB had available collateral consisting of investment securities and certain loans that could be pledged to support additional total borrowings of approximately $323 million from the FHLB and FRB, if needed. There were no borrowings during the reporting periods in this report.

Note 8 – Subordinated Debentures – Capital Securities

Capital Securities (commonly referred to as trust preferred securities) outstanding are summarized as follows:

	At September 30, 2014			At December 31, 2013
($ in thousands)	Principal	Accrued Interest Payable	Interest Rate	Principal	Accrued Interest Payable	Interest Rate
Capital Securities II – debentures due September 17, 2033	$15,464	$17	3.18%	$15,464	$275	3.19%
Capital Securities III – debentures due March 17, 2034	15,464	17	3.02%	15,464	261	3.03%
Capital Securities IV – debentures due September 20, 2034	15,464	14	2.63%	15,464	223	2.65%
Capital Securities V – debentures due December 15, 2036	10,310	8	1.88%	10,310	109	1.89%

	$56,702	$56		$56,702	$868

The securities are obligations of IBC’s wholly owned statutory business trusts, Intervest Statutory Trust II, III, IV and V, respectively. See note 9 to the financial statements included in our 2013 Annual Report on Form 10-K for additional discussion of the above securities.

Note 9 – Common Stock Warrant and Equity Incentive Plans

IBC has shareholder-approved equity incentive plans in place under which stock options, restricted stock and other forms of incentive compensation may be awarded from time to time to officers, employees and directors of IBC and its subsidiary. The maximum number of shares of common stock that may be awarded is 2,250,000. At September 30, 2014, 624,703 shares of common stock were available for award.

Stock Options and Stock Warrant

There were no awards of options during the quarterly and nine-month periods ended September 30, 2014 and 2013.

A summary of outstanding common stock options and warrant and related information follows:

	Exercise Price Per Warrant/Option							Wtd-Avg. Exercise Price
($ in thousands, except per share amounts)	$5.42 (1)	$17.10	$7.50	$4.02	$3.00	$2.55	Total
Outstanding at December 31, 2013	691,882	110,640	113,990	57,400	32,400	35,133	1,041,445	$6.64

Repurchased and cancelled	(691,882)	—	—	—	—	—	(691,882)	$5.42
Forfeited/expired (2)	—	(600)	(300)	(300)	(300)	(900)	(2,400)	$7.05
Options exercised	—	—	(600)	(2,400)	(7,500)	(6,167)	(16,667)	$3.14

Outstanding at September 30, 2014	—	110,040	113,090	54,700	24,600	28,066	330,496	$9.37

Expiration date	—	12/13/17	12/11/18	12/10/19	12/09/20	12/08/21
Vested and exercisable (3)	—	100%	100%	100%	100%	67%	97%
Wtd-avg contractual remaining term (in years)	—	3.2	4.2	5.2	6.2	7.2	4.4
Intrinsic value at September 30, 2014 (4)	—	$—	$233	$303	$161	$197	$894

(1)	The U.S. Department of the Treasury, in connection with IBC’s prior participation in the Capital Purchase Program of TARP, had owned a warrant to purchase 691,882 shares of IBC’s common stock at an exercise price of $5.42 per share. On September 3, 2014, IBC repurchased the warrant for a purchase price of $2.9 million and cancelled the warrant. The purchase price was recorded as a reduction in IBC’s stockholders’ equity.
(2)	Represent options forfeited or expired unexercised.
(3)	The $2.55 options further vest and become 100% exercisable on December 8, 2014. Full vesting may occur earlier upon the occurrence of certain events as defined in the option agreement.
(4)	Intrinsic value was calculated using the closing price of the common stock on September 30, 2014 of $9.56.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 – Common Stock Warrant and Equity Incentive Plans, Continued

Restricted Stock

A summary of selected information regarding awards of restricted common stock during the periods covered by this report follows:

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

(2)	Fair value of each award was based on the closing market price of IBC’s common stock on the grant date.

A summary of outstanding restricted common stock and related information follows:

	Price Per Share					Wtd-Avg. Price Per Share
	$2.90	$4.50	$7.21	$7.65	Total
Outstanding at December 31, 2013	158,317	279,500	135,500	—	573,317	$4.70

Shares granted	—	—	—	92,000	92,000	$7.65
Shares forfeited	(500)	(2,800)	—	—	(3,300)	$4.26
Shares vested and no longer restricted	(101,035)	(47,664)	(75,417)	—	(224,116)	$4.69

Outstanding at September 30, 2014 (1) (2)	56,782	229,036	60,083	92,000	437,901	$5.33

(1)	All outstanding shares of restricted common stock at September 30, 2014 were unvested and subject to forfeiture.

Shares issued at $2.90 vest: 56,782 on January 19, 2015.

Shares issued at $4.50 vest: 137,264 on January 24, 2015; 91,772 on January 24, 2016.

Shares issued at $7.21 vest: 14,584 on January 19, 2015; 30,333 on January 24, 2015; 15,166 on January 24, 2016.

Shares issued at $7.65 vest: 30,664 on January 23, 2015; 30,664 on January 23, 2016; 30,672 on January 23, 2017.

(2)	Vesting is subject to the grantee’s continued employment with us or, in the case of non-employee directors, the grantee’s continued service as our director on the vesting dates. All of the awards are subject to accelerated vesting upon the death or disability of the grantee or upon a change in control of IBC, as defined in the restricted stock award agreements. The record holder of IBC’s restricted shares of common stock possesses all the rights of a holder of our common stock, including the right to receive dividends on the shares when declared and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the award agreements.

Stock Appreciations Rights

On January 23, 2014, Cash-Settled Stock Appreciation Rights (or “SARs”) were awarded to five executive officers in the total amount of 78,000 shares. The SARs have an exercise price of $7.65 per share, a contractual term of 5 years from the date of grant, upon which they expire, and they vest in three equal installments on the first, second and third anniversaries of the grant date. The SARs are exercisable for thirty days after the holder terminates service to our Company, unless such termination is due to the holder’s death or disability, in which case the SARs are exercisable for one year after termination. The SARs give the executive the right to receive upon exercise, an amount payable in cash equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a share of our common stock on the date the SAR is exercised, over (b) the exercise price specified in the SAR award agreement, which in the case of this award is $7.65. The estimated fair value of each SAR on the date of grant was $2.28, or a total estimated fair value of $178,000 as calculated using the Black-Scholes option pricing model with the following assumptions used as inputs into the model: expected dividend yield of 1.75%; expected stock volatility of 45%; risk-free interest rate of 0.98% and an expected term of 3.5 years.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 – Common Stock Warrant and Equity Incentive Plans, Continued

Stock Compensation Expense and Excess Income Tax Benefit

Stock-based compensation expense related to all equity awards totaled $278,000 and $229,000 for the third quarter of 2014 and 2013, respectively, and $1,052,000 and $731,000 for the nine-months ended September 30, 2014 and 2013, respectively. The expense for the 2014 third quarter and nine-month period included $19,000 and $45,000, respectively, attributable to outstanding cash-settled SARs (all of which were issued in January 2014). At September 30, 2014, pre-tax compensation expense related to all non-vested equity awards not yet recognized totaled $1.8 million and such amount is expected to be recognized in the future over a weighted-average period of approximately 1.7 years.

Our income taxes payable was reduced by the excess income tax benefit arising from the vesting of restricted common stock awards and the exercise of stock option awards during the reporting periods in this report based on certain criteria as described in note 1 to the financial statements. The tax benefit amounted to $11,000 for the third quarter of 2014 and $5,000 for the third quarter of 2013, and $318,000 and $150,000 for the first nine-months of 2014 and 2013, respectively.

Note 10 – Earnings Per Common Share and Common Stock Dividend

Net earnings applicable to common stockholders and the weighted-average number of shares used for basic and diluted earnings per common share computations are summarized in the table that follows:

	Quarter Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
Basic Earnings Per Common Share:
Net earnings available to common stockholders	$4,180,000	$2,588,000	$13,760,000	$9,230,000
Weighted-Average number of common shares outstanding	22,024,722	21,915,596	22,013,754	21,891,886

Basic Earnings Per Common Share	$0.19	$0.12	$0.62	$0.42

Diluted Earnings Per Common Share:
Net earnings applicable to common stockholders	$4,180,000	$2,588,000	$13,760,000	$9,230,000
Weighted-Average number of common shares outstanding:
Common shares outstanding	22,024,722	21,915,596	22,013,754	21,891,886
Potential dilutive shares resulting from exercise of warrants/options (1)	243,523	135,866	192,981	81,064

Total average number of common shares outstanding used for dilution	22,268,245	22,051,462	22,206,735	21,972,950

Diluted Earnings Per Common Share	$0.19	$0.12	$0.62	$0.42

(1)	All outstanding options/warrants to purchase shares of our common stock were considered for the diluted earnings per common share computations and only those that were dilutive (as determined by using the treasury stock method prescribed by GAAP) were included in the computations above. For the quarter and nine-month periods of 2014, outstanding options/warrants to purchase 110,040 shares of common stock were not dilutive because the exercise price of each was above the average market price of our common stock during these periods. For both the quarter and nine-month periods of 2013, 234,430 of options/warrants to purchase common stock were not dilutive because the exercise price of each was above the average market price of our common stock during these periods.

On April 24, 2014, IBC’s board of directors approved the initiation of a quarterly cash dividend to common stockholders. The initial quarterly dividend declared of $0.05 per common share was paid on May 26, 2014 to stockholders of record at the close of business on May 15, 2014. Although IBC intends to pay a quarterly cash dividend, future dividends are discretionary and subject to the approval of IBC’s board of directors.

On July 14, 2014, IBC’s board of directors approved a quarterly dividend of $0.05 per common share payable August 26, 2014 to stockholders of record at the close of business on August 15, 2014.

Note 11 – Contingencies

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with our legal counsel, we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, financial position or liquidity, other than litigation discussed below related to our proposed merger with Ozarks, discussed in note 1.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 – Contingencies, Continued

Litigation Related to the Merger

On August 7, 2014, a putative class action complaint, captioned GreenTech Research LLC v. Callen, et al. (the “Greentech Action”), was filed in the Supreme Court of the State of New York for New York County, by an entity purporting to be a stockholder of Intervest. On August 19, 2014, a putative class action complaint, captioned Sonnenberg v. Intervest Bancshares Corp., et al., was filed in the Supreme Court of the State of New York for New York County, by an entity purporting to be a stockholder of IBC (also referred to as Intervest). Each of the complaints alleges that the directors of Intervest breached their fiduciary duties to Intervest’s stockholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Intervest and includes preclusive deal protection provisions; and that Intervest and Ozarks allegedly aided and abetted the Intervest directors in breaching their duties to Intervest’s stockholders. The complaints seek court certification of the respective plaintiffs as class representatives and that such proceedings may proceed as stockholder class actions, and various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, rescission or an award of rescissory damages in the event that the merger is consummated, an accounting by the defendants to the plaintiff class for all damages caused by the defendants, recovery of plaintiffs’ costs and attorneys’ and experts’ fees relating to the lawsuit, and such further relief as the court deems just and proper. The individual plaintiffs and the defendants have stipulated to the court that the two actions, as well as any further actions brought in the same court, should be consolidated for further proceedings in the same court in order to minimize expense and promote a more efficient proceeding. On October 14, 2014, the plaintiff in the Greentech Action filed an amended complaint alleging, among other things, inadequacy of the disclosures contained in the proxy statement/prospectus included in the Registration Statement on Form S-4 filed by Ozarks on September 29, 2014. The defendants named in these lawsuits, including Intervest, deny the allegations in the complaints and intend to vigorously defend against these lawsuits. No liability or reserve has been recognized in our consolidated balance sheet at September 30, 2014 with respect to the above matters.

Note 12 – Regulatory Matters and Regulatory Capital

On March 7, 2014, IBC received notification from the Federal Reserve Bank of New York (the “FRB”) that the written agreement between IBC and the FRB that had been in effect since January 14, 2011 was terminated. As a result, IBC is no longer subject to any regulatory agreement or related restrictions that were described in our 2013 10-K. At September 30, 2014, IBC’s consolidated Tier 1 capital and total capital ratios were 20.84% and 22.10%, respectively, and its leverage capital ratio was 16.92%. At September 30, 2014, INB’s leverage capital ratio, Tier 1 capital and total capital ratios were 16.44%, 20.22% and 21.48%, respectively. At September 30, 2014, we believe that IBC and INB met all regulatory capital adequacy requirements to which they were subject. As of the date of filing of this report, we are not aware of any conditions or events that would have changed the status of such compliance with those requirements at September 30, 2014.

Note 13 – Off-Balance Sheet Financial Instruments

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and normally require payment of fees to INB. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued by INB to guarantee the performance of its customer to a third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in originating loans. INB had no standby letters of credit outstanding at September 30, 2014 or December 31, 2013.

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 – Off-Balance Sheet Financial Instruments, Continued

The contractual amounts of off-balance sheet financial instruments are as follows:

($ in thousands)	At September 30, 2014	At December 31, 2013
Commitments to extend credit	$23,134	$19,386
Unused lines of credit	787	877

	$23,921	$20,263

Note 14 – Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain of our assets and to determine our fair value disclosures. In accordance with GAAP, we group our assets and liabilities measured at fair value into three levels (Level 1, 2 and 3), based on the markets in which they are traded and the reliability of the assumptions and inputs that are used to determine their fair value. Level 1 has the highest level of reliability because fair value is based on actively traded markets. See note 20 to the financial statements included in our 2013 10-K for a further discussion of the three valuation levels. At September 30, 2014 and December 31, 2013, we had no liabilities recorded at fair value. At December 31, 2013, we had approximately $1.0 million of assets (comprised of securities available for sale) recorded at fair value (Level 1) on a recurring basis.

Available-for-sale securities at September 30, 2014 measured at fair value on a recurring basis are summarized below:

($ in thousands)	Estimated Fair Value	Level 1	Level 2
U.S. government agencies	$224,132	$—	$224,132
Residential mortgage-backed	79,690	—	79,690
State and municipal	529	—	529
Mutual fund investment	996	996	—

	$305,347	$996	$304,351

The following tables provide information regarding our assets measured at fair value on a nonrecurring basis.

	Outstanding Carrying Value
	At September 30, 2014	At December 31, 2013
($ in thousands)	Level 3	Level 3
Impaired loans (1):
Commercial real estate	$50,281	$52,407
Multifamily	3,104	3,128
Land	1,520	1,625

Total impaired loans	54,905	57,160
Foreclosed real estate	2,650	10,669

(1)	Outstanding carrying value for impaired loans excludes a specific valuation allowance. See note 4 to the financial statements in this report.

	Accumulated Losses on		Total Losses (Gains) (1)
	Outstanding Balance as of:		Quarter Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	Sep 30, 2014	Dec 31, 2013	2014	2013	2014	2013
Impaired loans: Commercial real estate	$7,416	$11,522	$(452)	$—	$(918)	$823
Multifamily	591	594	—	(7)	(17)	(964)
Land	156	500	(5)	(2)	(344)	(23)

Total impaired loans	8,163	12,616	(457)	(9)	(1,279)	(164)
Impaired securities	—	—	—	273	—	964
Foreclosed real estate	390	2,017	—	149	(203)	135

	$8,553	$14,633	$(457)	$413	$(1,482)	$935

(1)	Represents total losses or (gains) recognized on all assets measured at fair value on a nonrecurring basis during the period indicated. The losses or (gains) for impaired loans represent the change (before chargeoffs and recoveries) during the period in the corresponding specific valuation allowance, while the losses (gains) for foreclosed real estate represent writedowns in carrying values subsequent to foreclosure (recorded as provisions for real estate losses) adjusted for any recoveries of prior write downs and (gains) or losses from the transfer/sale of properties during the period. The losses on securities represent the total of other than temporary impairment charges, which are recorded as component of noninterest income.

The following table details changes in assets measured at fair value on a nonrecurring basis for the periods indicated.

($ in thousands)	Impaired Loans	Foreclosed Real Estate
Quarter Ended September 30, 2014
Balance at beginning of period	$57,821	$2,650
Principal repayments/sales	(2,916)	—

Balance at end of period	$54,905	$2,650

Nine-Months Ended September 30, 2014
Balance at beginning of period	$57,160	$10,669
Net new impaired loans	3,466	—
Principal repayments/sales	(5,721)	(8,222)
Gain from sales	—	203

Balance at end of period	$54,905	$2,650

Intervest Bancshares Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 – Fair Value Measurements, Continued

The following table details changes in assets measured at fair value on a nonrecurring basis for the periods indicated.

($ in thousands)	Impaired Securities	Impaired Loans	Foreclosed Real Estate
Quarter Ended September 30, 2013
Balance at beginning of period	$2,923	$50,533	$14,869
Net new impaired loans	—	514	—
Other than temporary impairment write downs	(273)	—	—
Principal repayments/sales	(46)	(149)	(2,701)
Writedowns of carrying value subsequent to foreclosure	—	—	(250)
Gains from sales	—	—	101

Balance at end of period	$2,604	$50,898	$12,019

Nine-Months Ended September 30, 2013
Balance at beginning of period	$3,721	$65,973	$15,923
Net new impaired loans	—	8,761	—
Impaired loans transferred to foreclosed real estate	—	(3,040)	3,040
Other than temporary impairment write downs	(964)	—	—
Principal repayments/sales	(153)	(18,858)	(6,809)
Chargeoffs of impaired loans	—	(1,938)	—
Writedowns of carrying value subsequent to foreclosure	—	—	(1,029)
Recoveries of prior writedowns	—	—	74
Gains from sales	—	—	820

Balance at end of period	$2,604	$50,898	$12,019

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

The carrying and estimated fair values of our financial instruments are as follows:

	At September 30, 2014		At December 31, 2013
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (1)	$11,483	$11,483	$24,700	$24,700
Time deposits with banks (1)	4,620	4,620	5,370	5,370
Securities available for sale, net (2)	305,347	305,347	965	965
Securities held to maturity, net (2)	—	—	383,937	378,507
FRB and FHLB stock (3)	7,715	7,715	8,244	8,244
Loans receivable, net (3)	1,148,635	1,161,476	1,099,689	1,100,858
Accrued interest receivable (3)	4,665	4,665	4,861	4,861
Loan fees receivable (3)	2,224	1,765	2,298	1,808

Total Financial Assets	$1,484,689	$1,497,071	$1,530,064	$1,525,313

Financial Liabilities:
Deposits (3)	$1,214,324	$1,229,119	$1,282,232	$1,294,690
Borrowed funds plus accrued interest payable (3)	56,758	56,516	57,570	57,260
Accrued interest payable on deposits (3)	850	850	1,508	1,508
Commitments to lend (3)	146	146	408	408

Total Financial Liabilities	$1,272,078	$1,286,631	$1,341,718	$1,353,866

Net Financial Assets	$212,611	$210,440	$188,346	$171,447

(1)	We consider these fair value measurements to be Level 1.
(2)	We consider these fair value measurements to be Level 2, except for $1.0 million at each date (which is considered Level 1).
(3)	We consider these fair value measurements to be Level 3.

Note 15 – Subsequent Events

On October 15, 2014, IBC’s board of directors declared a quarterly cash dividend of $0.05 per common share payable November 24, 2014 to stockholders of record at the close of business on November 14, 2014. During October 2014, sales of available for sale securities were made totaling $77 million, which increased INB’s cash on hand to approximately $90 million at October 31, 2014 for use in funding planned deposit outflow and new loans. A net loss of approximately $0.2 million was recorded on these sales.

Intervest Bancshares Corporation and Subsidiary

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., our independent registered public accounting firm, has made a limited review of our financial data as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included on the following page herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Intervest Bancshares Corporation

New York, New York:

We have reviewed the accompanying condensed consolidated balance sheet of Intervest Bancshares Corporation and Subsidiary (the “Company”) as of September 30, 2014 and the related condensed consolidated statements of earnings comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2014

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Bancshares Corporation (“IBC”) is the parent company of Intervest National Bank (“INB”). References in this report to “we,” “us” and “our” refer to these entities on a consolidated basis, unless otherwise specified. For a discussion of our business, see note 1 to the financial statements in our 2013 Annual Report on Form 10-K (“2013 10-K”). Our business is also affected by various risk factors, which are disclosed beginning on page 27 of our 2013 10-K in Item 1A thereof and updated as needed in Item 1A of Part II of our reports on Form 10-Q. You should also read the “Public Securities Litigation Reform Act Safe Harbor Statement” on page 2 of this report on Form 10-Q. This management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the accompanying financial statements in this report on Form 10-Q as well as our entire 2013 10-K.

Proposed Merger Agreement

On July 31, 2014, IBC and INB, entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Bank of the Ozarks, Inc. (“Ozarks”) and its wholly-owned bank subsidiary, Bank of the Ozarks, relating to a proposed merger transaction. For further discussion of this transaction and litigation related thereto, see notes 1 and 11 to the financial statements in this report. This Form 10-Q does not constitute the solicitation of any vote or approval regarding the merger.

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

Overview

Net earnings available to common stockholders for the third quarter of 2014 (Q3-14) increased 62% to $4.2 million, or $0.19 per share, from $2.6 million, or $0.12 per share, for the third quarter of 2013 (Q3-13). For the first nine months of 2014 (9mths-14), net earnings available to common stockholders increased 49% to $13.8 million, or $0.62 per share, from $9.2 million, or $0.42 per share, for the same period of 2013 (9mths-13). Returns on average assets and average common stockholders’ equity increased to 1.08% and 8.10% for Q3-14 and to 1.17% and 9.05% for 9mths-14.

Operating Summary

•	There were no preferred dividend requirements in the 2014 periods, compared to $0.3 million in Q3-13 and $1.1 million in 9mths-13.

•	Net interest and dividend income increased to $11.0 million in Q3-14, from $8.8 million in Q3-13, and to $32.1 million in 9mths-14, from $26.4 million in 9mths-13, reflecting a higher net interest margin.

•	The net interest margin (exclusive of loan prepayment income) increased to 2.86% in Q3-14 and 2.81% in 9mths-14, from 2.32% and 2.33% in the same periods of 2013.

•	No provision for loan losses was recorded in Q3-14, compared to $0.3 million in Q3-13. A credit for loan losses of $1.5 million was recorded in 9mths-14 and in 9mths-13. The credit for 9mths-14 reflected improved credit quality resulting from the payoff of substandard loans and other credit upgrades, while the credit for 9mths-13 was primarily due to partial cash recoveries of prior loan charge offs.

•	Noninterest income (inclusive of loan prepayment income) increased to $1.0 million in Q3-14 and to $4.3 million in 9mths-14, from $0.9 million and $2.3 million in the same periods of 2013. The increase for 9mths-14 was primarily due to higher prepayment income ($3.0 million versus $1.9 million in 9mths-13) and no security impairment charges in 9mths-14 (compared to $1.9 million in 9mths-13).

•	No provisions for real estate losses were recorded in the 2014 periods, compared to $0.3 million in Q3-13 and $1.0 million in 9mths-13.

•	Real estate expenses, net of rental and other income, amounted to $0.1 million in Q3-14, compared to $0.2 million in Q3-13. For 9mths-14, these expenses totaled $0.6 million, compared to net income of $1.1 million in 9mths-13. The net income reflected gains from sales of several properties and cash recoveries of expenses associated with previously owned properties. Exclusive of these non-recurring income items, net real estate expenses would have been $1.3 million in 9mths-13.

•	Operating expenses increased to $4.6 million in Q3-14, from $3.9 million in Q3-13, and to $13.1 million in 9mths-14, from $12.0 million in 9mths-13. The increase for both periods was largely due to higher professional fees of $0.8 million associated with the previously announced proposed merger with Bank of the Ozarks, Inc. Contributing to the increase in 9mths-14 was salary increases, higher stock compensation and employee bonus expense totaling $0.8 million, partially offset by a $0.4 million decrease in FDIC insurance premiums.

•	Our efficiency ratio, which measures our ability to control expenses as a percentage of revenues, continued to be favorable and improved to 38% for Q3-14 and 36% for 9mths-14, from 40% and 42% in the same periods of 2013, respectively.

Balance Sheet Summary

•	Total assets decreased to $1.51 billion at September 30, 2014, from $1.58 billion at December 31, 2013.

•	Loans increased to $1.18 billion at September 30, 2014, from $1.13 billion at December 31, 2013.

•	New loan originations for 9mths-14 totaled $223 million, compared to $221 million for 9mths-13, while loan repayments decreased to $175 million from $225 million in the same periods, respectively.

•	Deposits decreased $68 million to $1.21 billion at September 30, 2014, from $1.28 billion at December 31, 2013.

•	Stockholders’ equity increased to $206 million at September 30, 2014, from $197 million at December 31, 2013.

•	INB’s regulatory capital ratios at September 30, 2014 were as follows: Tier One Leverage – 16.44%; Tier One Risk-Based Capital – 20.22%; and Total Risk-Based Capital – 21.48%.

•	Book value per common share increased to $9.35 at September 30, 2014, from $8.99 at December 31, 2013.

Asset Quality Summary

•	Impaired loans (comprised of nonaccrual loans, restructured loans (TDRs) and one other accruing and performing loan) totaled $54.9 million at September 30, 2014, compared to $57.2 million at December 31, 2013.

•	Nonaccrual loans decreased to $22.5 million at September 30, 2014, from $35.9 million at December 31, 2013, primarily reflecting one loan transferred to an accruing TDR status. Nonaccrual loans included TDRs at each date of $19.9 million and $33.2 million, respectively. These TDRs were current and had a weighted-average interest rate of 4.31% as of September 30, 2014.

•	Accruing TDR loans increased to $24.7 million at September 30, 2014 from $13.4 million at December 31, 2013, due to the transfer of the loan noted above. These TDR loans had a weighted-average interest rate of approximately 5% at September 30, 2014.

•	The allowance for loan losses was $26.6 million, or 2.27% of total loans, at September 30, 2014, compared to $27.8 million, or 2.47%, at December 31, 2013. The allowance included specific reserves allocated to impaired loans at each date totaling $5.1 million and $6.1 million, respectively.

•	Real estate owned through foreclosure (“REO”) decreased to $2.6 million at September 30, 2014, from $10.6 million at December 31, 2013, reflecting sales of two properties.

Termination of Regulatory Agreement

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

Common Stock Dividends Paid

On April 24, 2014, IBC’s board of directors approved the initiation of a regular quarterly cash dividend to common stockholders in the amount $0.05 per common share, which was paid on May 26, 2014 to stockholders of record at the close of business on May 15, 2014. IBC also paid a quarterly dividend of $0.05 per common share on August 26, 2014 to stockholders of record at the close of business on August 15, 2014. Although IBC intends to pay a quarterly cash dividend, future dividends are discretionary and subject to the approval of IBC’s board of directors.

Repurchase of Common Stock Warrant

On September 3, 2014, IBC repurchased the warrant that it had issued to the U.S. Department of the Treasury on December 23, 2008 in connection with IBC’s participation in the Capital Purchase Program of TARP. IBC paid $2.9 million to the Treasury to repurchase the warrant, which has been cancelled. The warrant had permitted the Treasury to purchase up to 691,882 shares of IBC’s common stock at an exercise price of $5.42 per share. There are no other investments from IBC’s participation in TARP that remain outstanding.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General

Total assets decreased to $1.51 billion at September 30, 2014, from $1.58 billion at December 31, 2013, as decreases of $80 million in security investments, $13 million in cash and short-term investments and $8 million in real estate acquired through foreclosure were partially offset by a $48 million increase in loans.

Cash and Cash Equivalents

Cash and cash equivalents amounted to $12 million at September 30, 2014, compared to $25 million at December 31, 2013. They include interest-bearing and noninterest-bearing cash balances with banks and other short-term investments, and they fluctuate based on various factors, including our liquidity needs, loan demand, deposit flows, calls of securities, repayments of borrowed funds and alternative investment opportunities.

Time Deposits with Banks

Time deposits with banks decreased to $4.6 million at September 30, 2014, from $5.4 million at December 31, 2013, reflecting maturities. These deposits had a weighted-average yield of 1.16% and remaining maturity of 1.3 years at September 30, 2014. Most of these deposits are Community Reinvestment Act eligible investments.

Securities Held to Maturity and Securities Available for Sale

During Q3-14, INB’s entire portfolio of securities held to maturity (HTM), with a carrying value of $351.6 million and estimated fair value of $349.4 million, was transferred to the available-for-sale category (AFS) in order to provide additional flexibility in executing INB’s asset and liability management strategies. Among other things, sales of securities can enhance liquidity and fund new loans and planned deposit outflow.

At September 30, 2014, there were no securities classified as HTM, compared to $384 million at December 31, 2013. Securities available for sale at September 30, 2014 amounted to $305 million, compared to $1 million at December 31, 2013. The $80 million net decrease in total (HTM and AFS) security investments from December 31, 2013 was due to repayments (calls and maturities) and sales exceeding new purchases.

During Q3-14, proceeds from periodic sales of AFS securities totaled $37 million, resulting in a net realized gain of $0.2 million. The sales enhanced INB’s liquidity to fund new loans and planned deposit outflow. See the section “Liquidity and Capital Resources” in this report for a further discussion.

Federal Reserve Bank of New York (FRB) and Federal Home Loan Bank of New York (FHLB) Stock

In order for INB to be a member of the FRB and FHLB, INB must maintain an investment in the capital stock of each entity, which amounted to $5.9 million and $1.8 million, respectively, at September 30, 2014, compared to $5.9 million and $2.3 million, respectively, at December 31, 2013.

The FRB stock has historically paid a dividend of 6%, while the FHLB stock dividend fluctuates quarterly and was most recently at the rate of 4.05%. The total required investment fluctuates based on INB’s capital level for the FRB stock and INB’s loans and outstanding FHLB borrowings for the FHLB stock.

Loans Receivable, Net

Loans increased to $1.18 billion at September 30, 2014, from $1.13 billion at December 31, 2013. The $48 million increase reflected $222.7 million of new originations and $0.3 million of recoveries of prior charge offs, partially offset by $142.0 million of payoffs and $33.1 million of principal amortization and partial pay downs. New originations were comprised of $176 million of commercial real estate (CRE) loans, $39 million of multifamily loans and $5 million of loans secured by investor-owned, 1-4 family condominiums. New CRE loans included $30 million of single tenant credit and $38 million of single tenant non-credit properties.

Major classifications of loans receivable are summarized as follows:

	At September 30, 2014		At December 31, 2013
($ in thousands)	# of Loans	Amount	# of Loans	Amount
Loans Secured By Real Estate:
Commercial loans	426	$908,697	394	$838,766
Multifamily loans	137	200,251	138	210,270
One to four family loans	17	59,472	20	72,064
Land loans	6	9,875	5	9,178

	586	1,178,295	557	1,130,278

All Other Loans:
Business loans	18	1,004	19	1,061
Consumer loans	7	138	12	211

	25	1,142	31	1,272

Loans receivable, gross	611	1,179,437	588	1,131,550
Deferred loan fees		(4,168)		(4,028)

Loans receivable, net of deferred fees		1,175,269		1,127,522
Allowance for loan losses		(26,634)		(27,833)

Loans receivable, net		$1,148,635		$1,099,689

Loans on nonaccrual status		$22,538		$35,903

Loans restructured and on accrual status		24,690		13,429

Accruing loans contractually past due 90 days or more		3,965		4,087

The table below sets forth the activity in the net loan portfolio for the periods indicated:

($ in thousands)	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Nine-Months Ended September 30, 2014
Loans receivable, net, at beginning of period	$1,099,689	$1,114,813	$1,131,359	$1,099,689
Originations	66,816	97,799	58,090	222,705
Principal repayments	(52,017)	(82,319)	(40,783)	(175,119)
Recoveries	85	180	36	301
Net (increase) decrease in deferred loan fees	(175)	66	(31)	(140)
Net decrease (increase) in allowance for loan losses	415	820	(36)	1,199

Loans receivable, net, at end of period	$1,114,813	$1,131,359	$1,148,635	$1,148,635

New originations for 9mths-14 had a weighted-average rate, term, debt service coverage ratio and loan-to-value ratio of 4.70%, 6.5 years, 1.24x and 60%, respectively, compared to 4.40%, 6.6 years, 1.35x and 61%, respectively, for new loans originated in 9mths-13. Nearly all of the new loans in both periods had fixed interest rates. Loans paid off in 9mths-14 and 9mths-13 had a weighted-average rate of 5.25% and 5.96%, respectively. Loans with fixed interest rates constituted approximately 99% of the portfolio at September 30, 2014, which included some loans that have small predetermined interest rate increases over the life of the loan. The entire loan portfolio had a weighted-average remaining contractual term of 4.7 years as of September 30, 2014.

The table below sets forth information on our new loan originations for 9mths-14.

				Weighted-Average
($ in thousands)	#of Loans (1)	Amount	% of Total	Interest Rate	Effective Yield (2)	Term (3)	DSCR (4)	Loan-to-Value Ratio
Commercial Real Estate:
Shopping centers – grocery anchored	2	$11,500	6%	5.00%	4.86%	10.1	1.21	69%
Shopping centers – unanchored	6	10,980	5%	4.97%	5.02%	9.9	1.00	59%
Mixed-use commercial	9	19,842	9%	4.26%	4.40%	4.7	0.82	44%
Single tenant – credit	14	30,116	14%	4.58%	4.65%	9.2	1.47	58%
Single tenant – noncredit	30	37,714	17%	4.81%	4.87%	6.8	1.39	62%
Office buildings	5	25,507	11%	5.09%	5.25%	4.9	1.79	62%
Industrial/warehouses	5	12,565	6%	4.36%	4.88%	2.4	0.15	62%
Hotel	1	3,250	1%	4.00%	4.16%	5.0	2.54	30%
Mobile home park	10	24,993	11%	4.88%	4.95%	9.4	1.36	65%
Multifamily (5 or more units):
Rent regulated apartments	9	11,738	5%	4.18%	4.28%	4.5	0.99	54%
Non-rent regulated apartments	4	3,600	2%	4.00%	4.07%	3.5	1.07	71%
Garden apartments	5	12,063	5%	4.67%	4.79%	4.0	1.14	70%
Mixed-use multifamily	9	11,934	5%	4.29%	4.32%	5.6	0.94	58%
One to four family (investor condos)	3	5,238	2%	4.71%	4.86%	2.6	1.54	61%
Land	1	1,550	1%	4.50%	5.59%	1.0	0.00	46%
Personal and Business	4	115	—%	4.45%	4.45%	4.1	1.00	60%

Totals	117	222,705	100%	4.70%	4.79%	6.5	1.24	60%

(1)	Advances on existing loans for purposes of this table are counted as a new loan.
(2)	Computed using origination and exit fee income, net of direct origination costs, as a level yield adjustment over the life of the loan.
(3)	Represents contractual maturity (expressed in number of years) and does not consider the impact of some self-liquating loans.
(4)	Debt service coverage ratio (DSCR) is computed based on the property’s actual cash flows at date of origination and excludes pro-forma (or projected) cash flows in cases where the property is vacant or substantially vacant and is in the process of being leased or stabilized to market rents. Also excludes any escrow deposits made by the borrower with us in order to establish a minimum annual DSCR of 1.20 (for the subsequent 12-month period only) at time of origination in cases where the property’s cash flow is inadequate.

The following table sets forth information regarding loans outstanding at September 30, 2014 by year of origination.

($ in thousands) Year Originated (1)	Balance Outstanding	% of Total	Balance Rated Substandard	% of Outstanding	Balance Nonaccrual	% of Outstanding
2004 and prior	$106,892	9%	$—	—%	$—	—%
2005	41,720	4	3,104	7	2,261	5
2006	74,394	6	8,608	12	8,608	12
2007	123,037	10	34,011	28	11,669	10
2008	96,693	8	7,677	8	—	—
2009	59,167	5	—	—	—	—
2010	11,958	1	2,142	18	—	—
2011	33,036	3	—	—	—	—
2012	174,450	15	500	—	—	—
2013	259,230	22	—	—	—	—
2014	198,860	17	—	—	—	—

	$1,179,437	100%	$56,042	5%	$22,538	2%

(1)	Does not consider those loans that have been extended or renewed since the date of original origination.

At September 30, 2014, the loan portfolio was concentrated in CRE loans and was comprised of 77% of loans secured by CRE, 17% secured by multifamily properties and 5% by investor-owned, 1-4 family condominiums. The single tenant category totaled $212 million at September 30, 2014, or approximately 23% of the total CRE loan portfolio, up from $157 million and 19% at December 31, 2013.

The table below sets forth information regarding our loans of $10 million or more at September 30, 2014.

($ in thousands) Property Type	Property Location	Principal Balance	Current Interest Rate (1)	Maturity Date	DSCR Ratio	Days Past Due	Status/Rating
Unanchored Retail Center	White Plains, New York	$16,031	4.30%	04/01/2017	1.30	None	Accrual/Pass
Hotel	Orlando, Florida	15,491	5.00%	01/01/2018	1.82	None	Accrual/Pass
Office Building	Fort Lauderdale, Florida	13,829	4.75%	03/01/2019	1.24	None	Accrual/Pass
Office Building	Miami Gardens, Florida	13,779	5.25%	10/01/2018	0.81	None	TDR-accrual	(2)
Commercial Mixed Use	Brooklyn, New York	11,570	4.13%	10/01/2018	1.24	None	Accrual/Pass
Grocery Anchored Retail Center	Manorville, New York	11,142	4.38%	08/01/2028	1.27	None	Accrual/Pass
Grocery Anchored Retail Center	South Daytona, Florida``	11,000	4.75%	10/01/2024	1.20	None	Accrual/Pass
Hotel	New York, New York	10,956	4.00%	12/01/2016	1.14	None	Accrual Pass
Commercial Mixed Use	New York, New York	10,858	4.13%	04/01/2019	1.46	None	Accrual/Pass
Hotel	Woodbury, New York	10,493	4.00%	07/01/2019	1.52	None	Accrual/Pass
Mobile Home Park	Avon Park, Florida	10,102	4.75%	06/01/2024	1.27	None	Accrual/Pass
Commercial Mixed Use	New York, New York	10,016	4.50%	07/01/2022	1.87	None	Accrual/Pass

		$145,267

(1)	Rates are all fixed except for South Daytona and Avon Park properties, which adjust in 2019, and the property in Miami, which has scheduled step-ups in rate.
(2)	Loan restructured in September 2011 and this loan has performed in accordance with its restructured terms through September 30, 2014. Loan placed on accrual status in June 2014. Current monthly payments are comprised of principal and interest payments at a 5.25% interest rate. The interest rate increases each year on June 1 (beginning on June 1, 2015), as follows to: 5.375%, 5.50%, 5.625% and 5.75%. Loan is rated substandard.

The table below sets forth information on the properties securing the real estate loan portfolio at September 30, 2014.

	New York		Florida		Other States		Total Loans			Impaired
($ in thousands)	#	Amount	#	Amount	#	Amount	#	Amount	%	Loans
Commercial Real Estate:
Shopping centers – anchored (1)	5	$9,977	4	$12,920	7	$20,767	16	$43,664	3.7	$10,342
Shopping centers – grocery anchored (1)	2	18,071	1	11,000	2	6,834	5	35,905	3.1	—
Shopping centers – unanchored (1)	45	101,444	16	42,303	8	11,117	69	154,864	13.1	17,111
Mixed – use commercial (2)	74	170,549	5	14,428	3	3,117	82	188,094	16.0	—
Single tenant – credit (3)	7	8,862	7	9,835	14	27,717	28	46,414	3.9	—
Single tenant – noncredit (3)	35	46,318	34	38,451	65	80,805	134	165,574	14.1	—
Office buildings (4)	12	33,662	16	55,190	4	11,596	32	100,448	8.5	22,828
Industrial/warehouses (5)	15	39,362	2	2,941	—	—	17	42,303	3.6	—
Hotels (6)	8	36,456	4	19,616	—	—	12	56,072	4.8	—
Mobile home parks (7)	—	—	19	35,768	3	10,049	22	45,817	3.9	—
Mini-storage (8)	3	7,721	—	—	—	—	3	7,721	0.7	—
Parking lots/garages	5	19,981	—	—	—	—	5	19,981	1.7	—
Other commercial	1	1,840	—	—	—	—	1	1,840	0.2	—
Multifamily (5 or more units):
Rent regulated apartments (9)	31	41,779	—	—	—	—	31	41,779	3.6	—
Non-rent regulated apartments (9)	22	24,213	21	3,929	2	458	45	28,600	2.4	—
Garden apartments (10)	2	1,480	15	42,445	4	8,187	21	52,112	4.4	3,104
Mixed-use multifamily (2)	39	76,983	—	—	1	777	40	77,760	6.6	—
One to four family (11)	2	4,433	14	53,575	1	1,464	17	59,472	5.1	—
Land	2	5,050	3	3,305	1	1,520	6	9,875	0.8	1,520

Total real estate loans	310	$648,181	161	$345,706	115	$184,408	586	$1,178,295	100.0	$54,905

Average loan balance		$2,091		$2,147		$1,604		$2,011

Loans on nonaccrual status	—	$—	3	$11,265	2	$11,273	5	$22,538	1.9
Loans with full or partial personal guarantees	194	$365,784	133	$273,698	73	$121,943	400	$761,425	64.6
Loans with DSCRs of less than 1.00x (12)	60	$108,000	13	$31,320	9	$25,743	82	$165,063	14.0
Loans with DSCRs of 1.00x to 1.19x (12)	32	$68,503	40	$46,570	4	$4,065	76	$119,138	10.1

(1)	Comprised predominantly of neighborhood/community strip shopping centers containing general merchandise and convenience retailers, including grocery, drug, service, personal care, repair, discount and home improvement stores. An anchored center contains one tenant, which may be either a credit or non-credit tenant, whose percentage of the property’s total income and rentable space is 50% or greater.
(2)	Comprised of properties having both residential and commercial use, usually containing retail or commercial space on the ground floor. Mixed use loans are classified as multifamily or commercial based on the greater percentage of income from residential or commercial use.
(3)	Comprised of properties occupied by a single tenant consisting mostly of restaurants, bank branches, fast food establishments, discount retailers, retail drugstore chains, convenience stores, grocery stores, professional offices, as well as local retailers and service and repair businesses. The single tenants have been further segmented by those with an investment grade rating (minimum BBB rating on its publicly traded debt), or credit tenants, and those that are either non-rated or have a less than investment grade rating, or non-credit tenants.

The table below summarizes the single-tenant category by the ten largest tenants and by industry based on principal balance outstanding:

($ in thousands)	# of Loans	Amount	Industry	Amount
Rite Aid	10	$20,750	Restaurants	$46,598
Walgreens	4	12,049	Drugstores	40,585
Kentucky Fried Chicken	11	8,023	Fast Food	31,662
CVS	4	7,785	Specialty Retail	26,025
IHOP	5	7,251	Convenience	14,811
Open Peak Inc.	1	6,807	Personal Services	13,103
Applebee’s	4	6,682	Other	11,774
Walmart	1	6,016	Retail	9,664
Taco Bell	5	5,605	Banks	8,776
Hardees	7	5,457	Automotive	8,990

	52	$86,425		$211,988

(4)	Comprised of office building properties, normally with multiple floors with multiple tenants engaged in various businesses, including medical, administrative and legal services.
(5)	Comprised typically of commercial buildings used for or intended to be used for the storage of goods by manufacturers, importers, exporters, wholesalers, transport businesses, etc. They are usually large buildings in industrial areas of cities/towns/villages that contain one or more tenants.
(6)	Hotel properties in Florida are comprised of flagged hotels located in Orlando, Miami Beach, Clearwater and Tampa areas, with room counts ranging from 50 to over 200 and floors ranging from 2 to 7. Hotel properties in New York are comprised predominantly of single occupancy room hotels (commonly known as “SROs”) in New York City and Brooklyn, and several small non-flagged hotels/motels in Long Island.
(7)	Mobile homes are often sited in land lease communities known as mobile home parks. These communities allow home owners to rent space on which to place a home, normally consisting of single or double manufactured homes. In addition to providing space, the community can provide basic utilities and other amenities.
(8)	Mini-storage facilities, also known as self-storage, are storage space facilities leased to individuals or companies for storing various personal items or business parts or inventory. Mini-storage facilities may also provide other services in addition to rentals.

Notes to preceding table continued:

(9)	Comprised of apartment buildings principally in the 5 boroughs of New York City consisting mostly of pre- and post-war walkup, elevator and loft buildings, including brownstones and townhouses, further segmented by those subject to rent regulations (rent control and rent stabilization).
(10)	Comprised of garden style apartments, which refer to a large development of small apartment buildings two to four stories tall where there are no internal hallways, although adjacent apartments may share a wall. Entrance to the apartments is from a common stairwell or patio, and the buildings are typically surrounded by outdoor landscaping or patios.
(11)	Comprised nearly all of investor-owned individual residential condominium dwelling units or townhouses. These loans are made primarily to investors who purchase multiple (blocks of) units/townhouses that remain unsold after a condo conversion or the unsold units in a new development. The units are normally rented (or in the process of being rented) for an extended period of time until they can be sold as originally intended. The loans are underwritten in accordance with our multifamily underwriting policies and their risk characteristics are essentially the same as our multifamily real estate lending, and we risk weight them for regulatory capital purposes the same as substantially all of the rest of our loan portfolio, or at 100%.
(12)	Consist of loans where the underlying collateral is not producing adequate cash flows to service the loan’s required payments (predominantly in cases where the collateral is a vacant or substantially vacant building or land) and such payments are being made in full or in part by the borrower’s other sources of funds. In many such cases, the borrower or its principals has guaranteed the loan and/or deposited escrow funds with us to cover the loan’s contractual debt service payments for a portion of the loan term while the underlying collateral property is being leased up or improved to increase rents. These types of loans include loans known in the industry as bridge loans. In accordance with our internal grading criteria (which considers loan-to-value ratios, personal guarantees, projected stabilized cash flows from the collateral, deposits of debt service payments with us and other qualitative factors), the total amount of these loans were internally graded as follows at September 30, 2014: $225 million were pass rated, $5 million were Special Mention rated and $54 million were substandard rated. Such conclusions on ratings may or may not be viewed in the same manner as another third-party. See Note 1 to our audited consolidated financial statements included in our 2013 10-K for a discussion of our internal grading criteria.

The table below details scheduled contractual principal repayments of the loan portfolio as of September 30, 2014 by type.

($ in thousands)	Due Within One Year	Due Over One to Five Years	Due Over Five Years	Total
Commercial real estate	$61,466	$504,576	$342,655	$908,697
Multifamily	7,921	139,669	52,661	200,251
One to four family	11,165	33,696	14,611	59,472
Land	5,020	4,855	—	9,875
Commercial business	520	484	—	1,004
Consumer	101	37	—	138

	$86,193	$683,317	$409,927	$1,179,437

For additional information on and discussion of our loan portfolio, including a discussion of our recent lending trends, underwriting standards and other pertinent information, see the section entitled “Lending Activities” in Item 1 “Business” of our 2013 10-K and note 3 to the financial statements in this report.

Allowance for Loan Losses

The allowance for loan losses decreased to $26.6 million, or 2.27% of total loans, at September 30, 2014, from $27.8 million, or 2.47%, at December 31, 2013. The allowance included specific reserves at each date (totaling $5.1 million and $6.1 million, respectively) allocated to our impaired loans. The decrease in the allowance was due to a credit for loan losses of $1.5 million, partially offset by recoveries of prior chargeoffs of $0.3 million. The credit reflected primarily improved credit quality in our loan portfolio resulting from the repayment in full of four substandard rated loans (totaling $6.9 million) in Q2-14 and the upgrade of one performing TDR loan ($1.6 million) in Q1-14 due to an increase in the loan’s collateral value.

As detailed in note 3 to the financial statements in this report, at September 30, 2014, loans rated substandard in our loan portfolio decreased to a total of $59 million, from $68 million at December 31, 2013. For a discussion of the criteria used to determine the adequacy of the allowance for loan losses, see the section entitled “Critical Accounting Policies” in this report. For additional information on the allowance for loan losses, see note 4 to the financial statements in this report.

Impaired Loans

At September 30, 2014, our impaired loans totaled $55 million, compared to $57 million at December 31, 2013. At September 30, 2014, impaired loans were comprised of 5 nonaccrual loans totaling $22.5 million, one accruing loan of $7.7 million and 6 loans classified as accruing troubled debt restructured loans or “TDRs” totaling $24.7 million, compared to 6 nonaccrual loans totaling $35.9 million, one accruing loan of $7.8 million and 6 loans classified as “TDRs” totaling $13.4 million at December 31, 2013.

The table below summarizes certain information on loans at September 30, 2014.

($ in thousands)	Pass Rated Loans	Substandard Rated Loans	Total
Loans on nonaccrual status	$—	$22,538	$22,538
TDRs on accruing status	1,963	22,727	24,690
Other impaired accruing loan	—	7,677	7,677

Total loans classified impaired	1,963	52,942	54,905
Other non-impaired accruing loans (1)	—	3,099	3,099

Total (2)	$1,963	$56,041	$58,004

(1)	Represent loans for which there were concerns at the date indicated regarding the ability of the borrowers to meet existing repayment terms. These loans reflect the distinct possibility, but not the probability, that we will not be able to collect all amounts due according to the contractual terms of the loans. These loans may never become delinquent, nonaccrual or impaired.
(2)	All of these loans are closely monitored and considered in the determination of the overall adequacy of the allowance for loan losses.

At September 30, 2014 with respect to all of our impaired loans, we had obtained current appraisals of the underlying collateral as follows: 19% dated within the preceding 3 months; 23% dated within the preceding 4-6 months; 51% dated within the preceding 7-9 months; 6% dated within the preceding 10-12 months; and 1% dated over 12 months prior. Our policy is to obtain externally prepared appraisals for all of our substandard-rated impaired loans at least annually. One TDR loan in the amount of $0.4 million was rated pass and an annual appraisal is not required under our appraisal policy.

For additional discussion on the allowance for loan losses, including the factors we use in maintaining a specific valuation allowance for our impaired loans and our policy regarding loan chargeoffs, see note 1 to the financial statements in our 2013 10-K.

Summary of Asset Quality

The table below summarizes nonperforming assets, TDRs, past due loans and selected ratios at the dates indicated.

($ in thousands)	At September 30, 2014	At December 31, 2013
Nonaccrual loans(1):
Loans past due 90 days or more	$2,665	$—
TDR loans past due 31-89 days (2) (3)	4,320	—
Loans past due 0-30 days	—	2,719
TDR loans past due 0-30 days (2) (3)	15,553	33,184

Total nonaccrual loans	22,538	35,903
Real estate acquired through foreclosure	2,650	10,669

Total assets considered nonperforming	$25,188	$46,572

TDR loans on accruing status and 0-30 days past due (4)	$24,690	$13,429
Loans past due 90 days or more and still accruing	3,965	4,087
Loans past due 60-89 days and still accruing	3,731	—
Loans past due 31-59 days and still accruing	—	2,642

Nonaccrual loans to total gross loans	1.91%	3.17%
Nonperforming assets to total assets	1.67%	2.97%
Allowance for loan losses to total net loans	2.27%	2.47%
Allowance for loan losses to nonaccrual loans	118%	78%

(1)	We may place a loan on nonaccrual status prior to it becoming past due 90 days based on the specific facts and circumstances associated with each loan that indicate that it is probable the borrower may not be able to continue making monthly payments. Interest income from payments made on all nonaccrual loans is recognized on a cash basis (or when collected) if the outstanding principal is determined to be collectible. A loan on nonaccrual status can only be returned to accrual status if ultimate collectability of contractual principal is assured and the borrower has demonstrated satisfactory payment performance. In the case of a TDR, satisfactory payment performance can be achieved either before or after the restructuring (usually for a period of no shorter than six months).
(2)	Represent loans whose terms have been modified through the deferral of principal and/or a partial reduction in interest payments, or extension of maturity term (referred to as a TDR in this report). All were current as to payments and performing in accordance with their restructured terms at the dates indicated, but were required to be classified nonaccrual for the reasons noted in footnote 1 above.
(3)	A number of the nonaccrual TDR loans in the table above (which aggregated to 2 loans or $9 million at September 30, 2014) have been partially charged-off (by a cumulative total of $1.8 million). For these TDRs, the evaluation for full repayment of contractual principal must include the collectability of amounts charged off. Although the loans have been partially charged off for financial statement purposes, the borrowers remain obligated to pay all contractual principal due, although there can be no assurance that such charged-off amounts will be collected.
(4)	Represent modified loans as described in footnote 2 above, except that they were maintained on accrual status. All of these loans were performing and current as of September 30, 2014.

The table below summarizes the change in loans on nonaccrual status for the periods indicated.

($ in thousands)	Quarter Ended Mar 31, 2014	Quarter Ended Jun 30, 2014	Quarter Ended Sep 30, 2014	Nine-Months Ended Sep 30, 2014
Balance at beginning of period	$35,903	$38,750	$23,005	$35,903
Net new additions	3,466	—	—	3,466
Transfer of TDR loan (to) from accruing TDR status	—	(13,840)	2,261	(11,579)
Principal repayments	(619)	(1,905)	(2,728)	(5,252)

Balance at end of period	$38,750	$23,005	$22,538	$22,538

The table below summarizes the change in TDRs on accrual status for the periods indicated.

($ in thousands)	Quarter Ended Mar 31, 2014	Quarter Ended Jun 30, 2014	Quarter Ended Sep 30, 2014	Nine-Months Ended Sep 30, 2014
Balance at beginning of period	$13,429	$13,337	$27,088	$13,429
Transfer of TDR loan from (to) nonaccrual status	—	13,840	(2,261)	11,579
Principal repayments	(92)	(89)	(137)	(318)

Balance at end of period	$13,337	$27,088	$24,690	$24,690

The table below sets forth information regarding our TDRs as of September 30, 2014.

($ in thousands) Property Type	Property Location	Contractual Principal Balance Due	Carrying Value	Interest Rate	Principal Amortization	Maturity Date	Collateral Last Appraised
Nonaccrual Status (1)
Unanchored retail center (2)	West Palm, Florida	$5,549	$4,320	4.50%	No	Aug 2014	Mar 2014
Unanchored retail center (2)	Lake Worth, Florida	5,452	4,684	4.50%	No	Sep 2014	Mar 2014
Office building	Norcross, Georgia	8,694	8,608	4.00%	No	Dec 2015	Apr 2014
Garden apartment	Orlando, Florida	2,261	2,261	4.75%	Yes	Nov 2015	Sep 2013

		21,956	19,873	4.31%

Accrual Status
Unanchored retail center (2)	New York, New York	5,239	5,239	4.50%	Yes	Sep 2014	Jan 2014
Land	Rapid City, S. Dakota	1,520	1,520	5.00%	Yes	Jan 2015	May 2014
Garden apartment	Lake Worth, Florida	843	843	6.00%	Yes	Oct 2016	Nov 2013
Unanchored retail center	Monroe, New York	2,867	2,867	5.13%	Yes	Mar 2017	Aug 2014
Office building	Clearwater, Florida	442	442	5.00%	Yes	Oct 2017	Nov 2012
Office building	Miami, Florida	13,779	13,779	5.25%	Yes	Oct 2018	Mar 2014

		24,690	24,690	5.08%

		$46,646	$44,563	4.74%

(1)	All these TDRs were performing in accordance with their modified terms but were maintained on nonaccrual status as of September 30, 2014 in accordance with regulatory guidance. Interest income on such loans is recognized on a cash basis. The carrying value for these loans represents contractual unpaid principal balance less any partial principal chargeoffs (totaling $1.8 million) and interest received and applied as a reduction of principal (totaling $0.3 million). The borrowers remain obligated to pay all contractual amounts due although collection of such amounts by us is not assured.
(2)	Loans have matured and were in the process of extension or repayment at September 30, 2014.

The table below details REO at the dates indicated.

($ in thousands)				Net Carrying Value
Description of Property	City	State	Date Acquired	At Sep 30, 2014	At Dec 31, 2013	Last Appraised
7 story vacant office building and vacant lot (1)	Yonkers	NY	8/09	$—	$1,334	5/13
622 unit garden apartment complex (2)	Louisville	KY	7/10	—	6,685	5/13
Two, 5 story vacant office buildings – 182K sq. ft.	Jacksonville	FL	2/13	2,650	2,650	4/14

				$2,650	$10,669

(1)	Sold in Q1-14 for $1.4 million. Original cost basis upon transfer to REO was $2.2 million.
A net gain from the sale of this property of $0.1 million was recorded in Q1-14.
(2)	Sold in Q2-14 for $6.8 million. Original cost basis upon transfer to REO was $7.5 million.
A net gain from the sale of this property of $0.1 million was recorded in Q2-14.

We review the estimated fair value of REO at least quarterly by performing market valuations of the properties, which normally consist of obtaining externally prepared appraisals at least annually for every property, as well as performing quarterly reviews of economic and real estate market conditions in the local area where the property is located, including taking into consideration discussions with real estate brokers and interested buyers, in order to determine if a valuation allowance is needed to reflect any decrease in the estimated fair value of the property since acquisition. The one property owned at September 30, 2014 was being marketed for sale. At September 30, 2014, the total REO valuation allowance amounted to $0.4 million, compared to $2.0 million at December 31, 2013.

All Other Assets

The following table sets forth all other assets:

($ in thousands)	At September 30, 2014	At December 31, 2013
Accrued interest receivable	$4,665	$4,861
Loan fees receivable	2,224	2,298
Premises and equipment, net	4,428	4,056
Deferred income tax asset	15,229	18,362
Income tax receivable	900	1,165
Deferred debenture offering costs, net	714	742
Investment in unconsolidated subsidiaries	1,702	1,702
All other	891	1,036

	$30,753	$34,222

All other assets decreased primarily due to a $3.1 million decrease in our deferred tax asset due to the partial utilization of the asset to offset part of our taxable earnings during 9mths-14. The increase in premises and equipment of $0.4 million was due to improvements made to INB’s Nursery office branch in Florida.

Deposits

Total deposits decreased $68 million to $1.21 billion at September 30, 2014, from $1.28 billion at December 31, 2013, reflecting a $41 million decrease in certificate of deposit accounts and a $27 million decrease in total money market and checking accounts.

At September 30, 2014, CDs totaled $841 million, and checking, savings and money market accounts aggregated to $373 million. The same categories of deposit accounts totaled $882 million and $400 million, respectively, at December 31, 2013. CDs represented 69% of total deposits at each date. At September 30, 2014 and December 31, 2013, CDs included $68 million and $91 million of brokered deposits, respectively. See the section “Liquidity and Capital Resources” in this report for a further discussion of our deposits.

Borrowed Funds and Accrued Related Interest Payable

Borrowed funds and related accrued interest payable decreased to $56.8 million at September 30, 2014, from $57.6 million at December 31, 2013, due to the payment of accrued interest payable on IBC’s outstanding debt, which is in the form of junior subordinated notes (TRUPs).

All Other Liabilities

The following table sets forth all other liabilities:

($ in thousands)	At September 30, 2014	At December 31, 2013
Accrued interest payable on deposits	$850	$1,508
Mortgage escrow funds payable	27,531	18,879
Official checks outstanding	3,943	7,335
All other liabilities	1,918	3,281

	$34,242	$31,003

Accrued interest payable on deposits fluctuates based on total deposits, interest rates in effect and the timing of interest payments. Mortgage escrow funds payable fluctuate based on the level of loans outstanding and other factors and represent advance payments made to us by borrowers for property taxes and insurance that we remit to third parties when due. Official checks outstanding represent checks issued by INB in the normal course of business which fluctuate based on banking activity. All other liabilities are comprised mainly of accrued expenses as well as fees received in connection with loan commitments that have not yet been funded.

Stockholders’ Equity

Stockholders’ equity increased to $206 million at September 30, 2014, from $197 million at December 31, 2013, The $9 million increase reflected primarily net earnings of $13.8 million, partially offset by $2.2 million of common dividends paid and $2.9 million paid on September 3, 2014 to repurchase and cancel a common stock warrant held by the U.S. Department of the Treasury as discussed earlier in this report. Book value per common share increased to $9.35 at September 30, 2014, from $8.99 at December 31, 2013.

Comparison of Results of Operations for the Quarters Ended September 30, 2014 and 2013

Selected information regarding our results of operations follows:

	For the Quarter Ended Sep 30,
($ in thousands)	2014	2013	Change
Interest and dividend income	$15,916	$15,624	$292
Interest expense	4,926	6,794	(1,868)

Net interest and dividend income	10,990	8,830	2,160
Provision for loan losses	—	250	(250)
Noninterest income	1,009	901	108
Noninterest expenses:
Provision for real estate losses	—	250	(250)
Real estate activities expense, net	117	212	(95)
Operating expenses	4,614	3,862	752

Earnings before provision for income taxes	7,268	5,157	2,111
Provision for income taxes	3,088	2,300	788

Net earnings	4,180	2,857	1,323
Preferred dividend requirements and discount amortization	—	269	(269)

Net earnings available to common stockholders	$4,180	$2,588	$1,592

Diluted earnings per common share	$0.19	$0.12	$0.07

Net Interest and Dividend Income

The increase in net interest and dividend income (detailed in the table that follows) was driven by an improved interest rate spread and a higher ratio of interest-earning assets to interest-bearing liabilities due to deployment of cash into new loans. The net interest margin improved to 2.86% in Q3-14 from 2.32% in Q3-13, primarily due to a 57 basis point increase in the interest rate spread and a $48 million increase in net interest-earning assets.

The higher spread reflected primarily the run-off of higher-cost legacy CDs, which reduced the average cost of funds by 52 basis points to 1.50% in Q3-14 from 2.02% in Q3-13. At the same time, the average yield on interest-earning assets increased slightly to 4.15% in Q3-14 from 4.10% in Q3-13 as slightly higher yields on security investments and the growth in net interest-earning assets were mostly offset by the negative impact of payoffs of older, higher yielding loans coupled with new loan originations at lower market interest rates.

Total average interest-earning assets increased by $12 million in Q3-14 from Q3-13, reflecting a $92 million increase in loans, partially offset by an $80 million decrease in total securities and overnight investments. At the same time, average deposits decreased by $36 million, while average stockholders’ equity increased by $5 million.

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

	For the Quarter Ended
	September 30, 2014			September 30, 2013
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$898,270	$11,438	5.05%	$802,633	$10,906	5.39%
Multifamily loans	202,211	2,352	4.61	203,430	2,545	4.96
1-4 family loans	59,758	834	5.54	64,115	932	5.77
Land loans	8,574	122	5.65	5,911	84	5.64
All other loans	1,155	14	4.81	1,489	19	5.06

Total loans (1)	1,169,968	14,760	5.01	1,077,578	14,486	5.33

U.S. government agencies securities	256,957	648	1.00	334,443	746	0.88
Residential mortgage-backed securities	80,214	373	1.84	75,139	256	1.35
State and municipal securities	530	2	1.50	532	2	1.49
Corporate securities (1)	—	—	—	2,871	—	—
Mutual funds and other equity securities	1,037	5	1.91	1,014	5	1.96
FRB and FHLB stock	7,933	113	5.65	8,235	112	5.40

Total securities	346,671	1,141	1.31	422,234	1,121	1.05

Other interest-earning assets	6,522	15	0.91	11,027	17	0.61

Total interest-earning assets	1,523,161	$15,916	4.15%	1,510,839	$15,624	4.10%

Noninterest-earning assets	25,419			66,375

Total assets	$1,548,580			$1,577,214

Interest-bearing liabilities:
Interest checking deposits	$17,814	$19	0.42%	$16,197	$17	0.42%
Savings deposits	10,410	8	0.30	9,656	7	0.29
Money market deposits	343,618	354	0.41	371,166	380	0.41
Certificates of deposit	871,303	4,149	1.89	881,848	5,988	2.69

Total deposit accounts	1,243,145	4,530	1.45	1,278,867	6,392	1.98

Debentures – capital securities	56,702	396	2.77	56,702	402	2.81

Total interest-bearing liabilities	1,299,847	$4,926	1.50%	1,335,569	$6,794	2.02%

Noninterest-bearing deposits	6,387			5,486
Noninterest-bearing liabilities	35,987			34,758
Preferred stockholder’s equity	—			9,113
Common stockholders’ equity	206,359			192,288

Total liabilities and stockholders’ equity	$1,548,580			$1,577,214

Net interest and dividend income/spread		$10,990	2.65%		$8,830	2.08%

Net interest-earning assets/margin (3)	$223,314		2.86%	$175,270		2.32%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.17			1.13

Return on average assets (2)	1.08%			0.72%
Return on average common equity (2)	8.10%			5.94%
Noninterest expense to average assets (2) (5)	1.19%			0.98%
Efficiency ratio (4)	38%			40%
Average stockholders’ equity to average assets	13.33%			12.77%

(1)	Includes average nonaccrual loans of $21.4 million in the 2014 period and $39.0 million in the 2013 period. Total interest income not accrued on such loans and excluded from the table totaled $92,000 in the 2014 period and $42,000 in the 2013 period. Total loan fees, net of direct origination costs, amortized and included in interest income amounted to $0.5 million in 2014 period and $0.4 million in 2013 period. Interest income on corporate securities was recognized on a cash basis. Interest income from state and municipal securities was taxable.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 2.98% and 2.48% for the 2014 and 2013 period, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities expense, net) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities expense, net.

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

	For the Quarter Ended Sep 30, 2014 versus Sep 30, 2013
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Total loans	$(898)	$1,245	$(73)	$274
Total securities	197	(157)	(20)	20
Total other interest-earning assets	8	(7)	(3)	(2)

Total interest-earning assets	(693)	1,081	(96)	292

Interest-bearing liabilities:
Interest checking deposits	—	2	—	2
Savings deposits	—	1	—	1
Money market deposits	—	(28)	2	(26)
Certificates of deposit	(1,764)	(71)	(4)	(1,839)

Total deposit accounts	(1,764)	(96)	(2)	(1,862)

Total borrowed funds	(6)	—	—	(6)

Total interest-bearing liabilities	(1,770)	(96)	(2)	(1,868)

Net change in interest and dividend income	$1,077	$1,177	$(94)	$2,160

Provision for Loan Losses

No provision for loan losses was recorded in Q3-14, compared to $0.3 million in Q3-13. The amounts recorded take into account increases or decreases in our total loan portfolio, changes in credit ratings of loans and the assessment of other quantitative and qualitative factors we use in determining the adequacy of the allowance for loan losses during each period.

Noninterest Income

Noninterest income increased to $1.0 million in Q3-14 from $0.9 million in Q3-13. The increase was due to a $0.2 million net gain on sales of securities available for sale in Q3-14 and the absence of security impairment charges in Q3-14 (compared to $0.3 million of impairment charges in Q3-13), largely offset by a lower level of loan prepayment income ($0.4 million in Q3-14 versus $0.6 million in Q3-13) and a decrease in other loan fees ($0.3 million in Q3-14 versus $0.5 million in Q3-13).

Noninterest Expenses

No provision for real estate losses was recorded in Q3-14, compared to $0.3 million in Q3-13. The provisions take into account changes in the estimated fair value of REO.

Real estate expenses, net of rental and other income, amounted to a net expense of $0.1 million in Q3-14, compared to $0.2 million in Q3-13. The decrease reflected a lower level of REO in the 2014 period.

Operating expenses increased to $4.6 million in Q3-14, from $3.9 million in Q3-13. The increase was largely due to higher professional fees of $0.8 million in Q3-14 associated with the previously announced proposed merger with Ozarks. We employed 75 people as of September 30, 2014, compared to 78 at September 30, 2013.

Provision for Income Taxes

The provision for income tax expense increased to $3.1 million in Q3-14, from $2.3 million in Q3-13, due to higher pre-tax income ($7.3 million in Q3-14 versus $5.2 million in Q3-13). Our effective income tax rate (inclusive of state and local taxes) was approximately 43% in Q3-14, compared to 45% in Q3-13.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2014 and 2013

Selected information regarding our results of operations follows:

	For the Nine-Months Ended Sep 30,
($ in thousands)	2014	2013	Change
Interest and dividend income	$47,495	$47,496	$(1)
Interest expense	15,391	21,087	(5,696)

Net interest and dividend income	32,104	26,409	5,695
Credit for loan losses	(1,500)	(1,500)	—
Noninterest income	4,336	2,346	1,990
Noninterest expenses:
Provision for real estate losses	—	955	(955)
Real estate activities expense (income), net	616	(1,120)	1,736
Operating expenses	13,112	11,954	1,158

Earnings before provision for income taxes	24,212	18,466	5,746
Provision for income taxes	10,452	8,179	2,273

Net earnings	13,760	10,287	3,473
Preferred dividend requirements and discount amortization	—	1,057	(1,057)

Net earnings available to common stockholders	$13,760	$9,230	$4,530

Diluted earnings per common share	$0.62	$0.42	$0.20

Net Interest and Dividend Income

As described in greater detail in the section entitled “Comparison of Results of Operations for the Quarters Ended September 30, 2014 and 2013” under the caption “Net Interest and Dividend Income,” net interest and dividend income is our primary source of earnings.

In 9mths-14, net interest and dividend income (detailed in the table that follows) increased by $5.7 million from 9mths-13. Our net interest margin increased to 2.81% in 9mths-14, from 2.33% in 9mths-13. The average cost of funds decreased by 53 basis points to 1.55% in 9mths-14, from 2.08% in 9mths-13, while the average yield on earning assets decreased by only 3 basis points to 4.16% in 9mths-14, from 4.19% in 9mths-13.

Our total average interest-earning assets increased for the 9mths-14 period by $11 million from 9mths-13, reflecting an increase of $78 million in loans, partially offset by a $67 million decrease in total securities and overnight investments. At the same time, total average deposits decreased by $29 million and average stockholders’ equity decreased by $7 million. Average stockholders’ equity was impacted by the repurchase and retirement of $25 million of TARP preferred stock (plus payment of $5.1 million of preferred dividends) during the middle of 2013 and the repurchase and cancelation (for $2.9 million) in September 2014 of a related common stock warrant.

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

	For the Nine-Months Ended
	September 30, 2014			September 30, 2013
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)	Average Balance	Interest Inc./Exp.	Yield/ Rate (2)
Interest-earning assets:
Commercial real estate loans	$878,935	$33,676	5.12%	$808,914	$33,491	5.54%
Multifamily loans	205,688	7,299	4.74	203,899	7,884	5.17
1-4 family loans	62,016	2,576	5.55	58,002	2,529	5.83
Land loans	8,762	365	5.57	6,238	269	5.77
All other loans	1,219	45	4.94	1,430	57	5.33

Total loans (1)	1,156,620	43,961	5.08	1,078,483	44,230	5.48

U.S. government agencies securities	273,620	2,039	1.00	335,834	2,204	0.88
Residential mortgage-backed securities	78,971	1,082	1.83	77,322	650	1.12
State and municipal securities	531	5	1.26	533	5	1.25
Corporate securities (1)	—	—	—	3,250	—	—
Mutual funds and other equity securities	1,031	18	2.33	1,009	16	2.12
FRB and FHLB stock	8,159	342	5.60	8,205	338	5.51

Total securities	362,312	3,486	1.29	426,153	3,213	1.01

Other interest-earning assets	7,508	48	0.85	11,080	53	0.64

Total interest-earning assets	1,526,440	$47,495	4.16%	1,515,716	$47,496	4.19%

Noninterest-earning assets	47,056			93,807

Total assets	$1,573,496			$1,609,523

Interest-bearing liabilities:
Interest checking deposits	$17,730	$55	0.41%	$15,331	$47	0.41%
Savings deposits	10,092	23	0.30	9,652	22	0.30
Money market deposits	353,312	1,078	0.41	378,366	1,149	0.41
Certificates of deposit	890,524	13,053	1.96	897,116	18,592	2.77

Total deposit accounts	1,271,658	14,209	1.49	1,300,465	19,810	2.04

Debentures – capital securities	56,702	1,182	2.79	56,702	1,277	3.01

Total interest-bearing liabilities	1,328,360	$15,391	1.55%	$1,357,167	$21,087	2.08%

Noninterest-bearing deposits	6,545			5,199
Noninterest-bearing liabilities	35,925			37,310
Preferred stockholder’s equity	—			19,292
Common stockholders’ equity	202,666			190,555

Total liabilities and stockholders’ equity	$1,573,496			$1,609,523

Net interest and dividend income/spread		$32,104	2.61%		$26,409	2.11%

Net interest-earning assets/margin (3)	$198,080		2.81%	$158,549		2.33%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.15			1.12

Return on average assets (2)	1.17%			0.85%
Return on average common equity (2)	9.05%			7.20%
Noninterest expense to average assets (2) (5)	1.11%			0.99%
Efficiency ratio (4)	36%			42%
Average stockholders’ equity to average assets	12.88%			13.04%

(1)	Includes average nonaccrual loans of $30.1 million in the 2014 period and $41.0 million in the 2013 period. Total interest income not accrued on such loans and excluded from the table totaled $246,000 in the 2014 period and $145,000 in the 2013 period. Total loan fees, net of direct origination costs, amortized and included in interest income amounted to $1.2 million in the 2014 and 2013 periods. Interest income on corporate securities was recognized on a cash basis. Interest income from state and municipal securities was taxable.
(2)	Annualized.
(3)	Net interest margin is reported exclusive of income from loan prepayments, which is included as a component of our noninterest income. Inclusive of income from loan prepayments, the margin would compute to 3.07% and 2.49% for the 2014 and 2013 periods, respectively.
(4)	Defined as noninterest expenses (excluding the provisions for loan and real estate losses and real estate activities (income) expense, net) as a percentage of net interest and dividend income plus noninterest income.
(5)	Noninterest expenses for this ratio excludes provisions for loan and real estate losses and real estate activities (income) expense, net.

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

	For the Nine-Months Ended Sep 30, 2014 versus Sep 30, 2013
	Increase (Decrease) Due To Change In:
($ in thousands)	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Total loans	$(3,341)	$3,255	$(183)	$(269)
Total securities	722	(399)	(50)	273
Total other interest-earning assets	17	(17)	(5)	(5)

Total interest-earning assets	(2,602)	2,839	(238)	(1)

Interest-bearing liabilities:
Interest checking deposits	—	7	1	8
Savings deposits	—	1	—	1
Money market deposits	—	(77)	6	(71)
Certificates of deposit	(5,450)	(137)	48	(5,539)

Total deposit accounts	(5,450)	(206)	55	(5,601)

Total borrowed funds	(94)	—	(1)	(95)

Total interest-bearing liabilities	(5,544)	(206)	54	(5,696)

Net change in interest and dividend income	$2,942	$3,045	$(292)	$5,695

Provision for Loan Losses

A credit for loan losses of $1.5 million was recorded in 9mths-14 and in 9mths-13. The credit for the 2014 period reflected improved credit quality resulting from the payoff of substandard loans and other credit upgrades, while the credit for the 2013 period was primarily due to partial cash recoveries of prior loan charge offs. The amounts recorded also take into account increases or decreases in our total loan portfolio, changes in credit ratings of loans and the assessment of other quantitative and qualitative factors we use in determining the adequacy of the allowance for loan losses during each period.

Noninterest Income

Noninterest income increased to $4.3 million in 9mths-14 from $2.3 million in 9mths-13. The increase was due to a higher level of loan prepayment income and the absence of security impairment charges in the 2014 period. Income from loan prepayments increased to $3.0 million in 9mths-14, from $1.9 million in 9mths-13, while security impairment charges amounted to none in 9mths-14, compared to $1.1 million in the 2013 period.

Noninterest Expenses

No provision for real estate losses was required in 9mths-14, compared to $0.9 million in 9mths-13, reflecting fewer properties owned through foreclosure. The provisions take into account changes in the estimated fair value of REO.

Real estate expenses, net of rental and other income, amounted to a net expense of $0.6 million in 9mths-14, compared to net income of $1.1 million in 9mths-13. The net income for the 2013 period reflected gains from sales of several properties and cash recoveries of expenses associated with previously owned properties. Exclusive of these non-recurring income items, net real estate expenses would have been $1.3 million in 9mths-13.

Operating expenses increased to $13.1 million in 9mths-14, from $12.0 million in 9mths-13. The increase was largely due to higher professional fees of $0.8 million in the 2014 period associated with the previously announced proposed merger with Ozarks. Also contributing to the increase were salary increases, higher stock compensation and employee bonus expense totaling $0.8 million, partially offset by a $0.4 million decrease in FDIC insurance premiums.

Provision for Income Taxes

We recorded a provision for income tax expense of $10.5 million (on pre-tax income of $24.2 million) in 9mths-14, compared to $8.2 million (on pre-tax income of $18.5 million) in 9mths-13. Our effective income tax rate (inclusive of state and local taxes) was 43% in 9mths-14, compared to and 44% in 9mths-13.

Off-Balance Sheet and Other Financing Arrangements

INB is party to financial instruments with off-balance sheet risk in the normal course of its business to meet the financing needs of its customers. These instruments can be in the form of commitments to extend credit, unused lines of credit and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in our financial statements. Our maximum exposure to credit risk is represented by the contractual amount of those instruments. At September 30, 2014, INB had approved loan commitments of $5 million (which excluded $6 million of loan commitments that were in process of being approved at that date), most of which are anticipated to be funded during 2014.

Liquidity and Capital Resources

The following discussion serves as an update to the section entitled “Liquidity and Capital Resources,” which begins on page 59 of our 2013 10-K, and should be read in conjunction with that discussion. For detail concerning our actual cash flows for the Q3-14, see the condensed consolidated statements of cash flows in this report.

Intervest National Bank

At September 30, 2014, INB had cash and short-term investments totaling $11 million, a large portion of which is expected to be used to fund loan commitments outstanding. At September 30, 2014, INB had $86 million, or 7.3%, of its loan portfolio (excluding nonaccrual loans) scheduled to mature within one year. INB expects to extend or refinance a large portion of these maturing loans.

At September 30, 2104, INB had available collateral consisting of investment securities and certain loans that could be pledged to support an aggregate of approximately $323 million in borrowings from the FHLB and FRB. INB also had access to overnight unsecured lines of credit from three banks totaling $41 million. At September 30, 2014, this total borrowing capacity of $364 million represented approximately 53% of INB’s deposits that are considered sensitive (money-market accounts and all certificate of deposit accounts (CDs), inclusive of brokered CDs, maturing within one year). At September 30, 2014 and December 31, 2013, INB had no borrowed funds outstanding. In the event that any of INB’s existing lines of credit were not accessible or were limited, INB could sell all or a portion of its securities available-for-sale portfolio as needed to provide liquidity.

During Q3-14, INB’s entire portfolio of securities held to maturity (HTM) was transferred to the available-for-sale category in order to provide additional flexibility in executing INB’s asset and liability management strategies. During Q3-14, proceeds from periodic sales of AFS securities totaled $37 million. The sales enhanced INB’s liquidity to fund new loans and planned deposit outflow. INB’s current strategy is to re-deploy low-yielding investments into loans or use the proceeds from sales, calls and maturities to fund planned deposit outflow. In Q3-14, INB significantly reduced its interest rates offered on longer-terms CDs from a high of 1.92% to 1.24% on its five-year CD term and most recently to 1.16% in October. INB expects these to result in additional deposit outflow for the rest of 2014. INB has historically targeted its loan-to-deposit ratio in a range from 75% to 85%. In Q3-14, INB increased this target to 95%. This ratio stood at 92% as of September 30, 2014. During October 2014, additional sales of securities were made totaling $77 million to take advantage of the bond rally that occurred in mid-October. These sales increased INB’s cash on hand to approximately $90 million at October 31, 2014 for use in funding planned deposit outflow and new loans.

At September 30, 2014, total deposits amounted to $1.21 billion consisting of CDs totaling $841 million, and checking, savings and money market accounts aggregating to $373 million. CDs represented 69% of total deposits and CDs of $100,000 or more totaled $465 million and included $68 million of brokered CDs and $57 million of CDs obtained from the national CD market (as that market is defined in our 2013 10-K). Brokered CDs had a weighted-average remaining term and stated interest rate of 3.1 years and 2.43%, respectively, at September 30, 2014, and $5 million mature by September 30, 2015. CDs obtained through the national CD market totaled $57 million and had a weighted-average rate and term of 1.41% and 3.3 years, respectively, at September 30, 2014, and none mature within the next twelve months. At September 30, 2014, $269 million, or 32% of total CDs (inclusive of brokered and national CDs), mature by September 30, 2015. INB currently does not expect to replace its maturing brokered and national CDs with new ones.

Most recently, INB has introduced or is in the process of introducing other deposit products such as remote deposit capture, landlord-tenant security deposits and electronic bill-pay, in effort to increase its non-CD deposit accounts. We cannot assure you that any of the forgoing plans or objectives will be successful or result in an increase in deposits or loans.

At September 30, 2014, INB’s regulatory capital ratios well exceeded those required to be categorized as a well-capitalized institution. INB does not expect to need additional capital over the next twelve months.

Intervest Bancshares Corporation.

At September 30, 2014, IBC had cash and short-term investments totaling $3.8 million, of which $3.1 million was available for use (inclusive of $2.8 million on deposit with INB). IBC relies on cash dividends received from INB to fund interest payments due on IBC’s outstanding debt (see note 8 to the financial statements) as well as for IBC’s payment of cash dividends.

During 9mths-14, IBC received a total of $4.0 million of dividends from INB, including $2.9 million that was used by IBC to purchase a common stock warrant held by the U.S. Treasury as discussed earlier in this report.

IBC’s regulatory capital ratios at September 30, 2014 well exceeded its minimum requirements and IBC does not expect to need additional capital over the next twelve months.

Summary

We consider our current liquidity and sources of funds sufficient to satisfy our outstanding lending commitments and maturing liabilities. We are not aware of any trends, demands, commitments or uncertainties other than those discussed above in this section or elsewhere in this report that are expected to have a material impact on our future operating results, liquidity or capital resources. However, there can be no assurances that adverse conditions will not arise in the credit and capital markets or from the restrictions placed or that may be placed on us by our regulators that would adversely impact our liquidity and ability to raise funds to meet our operations and satisfy our outstanding lending commitments and maturing liabilities or raise new working capital if needed. Additional information concerning our securities, loans, deposits and borrowings, including interest rates and maturity dates thereon, can be found in notes 2, 6, 7, and 8 to the financial statements in this report.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2014 due within the periods shown.

		Amounts Due Within
($ in thousands)	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Deposits with stated maturities	$841,048	$269,267	$372,191	$192,519	$7,071
Deposits with no stated maturities	373,276	373,276	—	—	—
Subordinated debentures—capital securities	56,702	—	—	—	56,702
Mortgage escrow payable and official checks outstanding	31,474	31,474	—	—	—
Unfunded loan commitments and lines of credit (1)	5,608	5,608	—	—	—
Operating lease payments	14,418	1,568	3,026	3,072	6,752
Accrued interest payable on deposits	850	850	—	—	—
Accrued interest payable on all borrowed funds	56	56	—	—	—

	$1,323,432	$682,099	$375,217	$195,591	$70,525

(1)	Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Asset and Liability Management

For a discussion of our interest rate risk and the tools we use to manage it, including the gap analysis that follows and the factors that affect its computation and results, see pages 62 through 64 of our 2013 10-K.

As discussed in our 2013 10-K and in this report, our entire loan portfolio is comprised of fixed-rate loans, which increases our exposure to interest rate risk. Mitigating this somewhat was the loan portfolio’s short weighted-average contractual term of approximately 4.7 years at September 30, 2014.

At September 30, 2014, the gap analysis that follows indicated that our interest-bearing liabilities that were scheduled to mature or reprice within one year exceeded our interest-earning assets that were scheduled to mature or reprice within one year. This one-year interest rate sensitivity gap amounted to a negative $380 million, or a negative 25.1% of total assets, at September 30, 2014. As a result of the negative one-year gap, the composition of our balance sheet at September 30, 2014 was considered “liability-sensitive,” indicating that our interest-bearing liabilities would generally reprice with changes in interest rates more rapidly than our interest-earning assets.

The table below summarizes our interest-earning assets and interest-bearing liabilities as of September 30, 2014, scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-5 Years	Over 5 Years	Total
Loans (1)	$29,878	$56,630	$745,441	$324,950	$1,156,899
Loans – performing nonaccrual TDRs (1)	9,005	—	10,869	—	19,874
Securities available for sale (2)	200,635	11,747	77,470	15,495	305,347
Short-term investments	1,234	—	—	—	1,234
FRB and FHLB stock	1,784	—	—	5,931	7,715
Interest-earning time deposits with banks	1,225	795	2,600	—	4,620

Total rate-sensitive assets	$243,761	$69,172	$836,380	$346,376	$1,495,689

Deposit accounts (3):
Interest checking	$17,505	$—	$—	$—	$17,505
Savings	10,382	—	—	—	10,382
Money market	338,999	—	—	—	338,999
Certificates of deposit	61,043	208,224	564,710	7,071	841,048

Total deposits	427,929	208,224	564,710	7,071	1,207,934

Debentures (1)	56,702	—	—	—	56,702
Accrued interest on all borrowed funds (1)	56	—	—	—	56

Total borrowed funds	56,758	—	—	—	56,758

Total rate-sensitive liabilities	$484,687	$208,224	$564,710	$7,071	$1,264,692

GAP (repricing differences)	$(240,926)	$(139,052)	$271,670	$339,305	$230,997

Cumulative GAP	$(240,926)	$(379,978)	$(108,308)	$230,997	$230,997

Cumulative GAP to total assets	(15.9)%	(25.1)%	(7.2)%	15.3%	15.3%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Loans with predetermined rate increases and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans, including those with options to extend are scheduled according to their contractual maturities. Deferred loan fees and the effect of possible loan prepayments are excluded from the analysis. Nonaccrual loans of $2.7 million are also excluded from the table.

(2)	Securities are scheduled according to the earlier of their next callable date or the date on which the interest rate is scheduled to change. A large number of the securities have predetermined interest rate increases or “steps up” to a specified rate on one or more predetermined dates. Generally, the security becomes eligible for redemption by the issuer at the date of the first scheduled step-up.

(3)	Interest checking, savings and money market deposits are regarded as 100% readily accessible withdrawable accounts and certificates of deposit are scheduled according to their contractual maturity dates. This assumption contributes significantly to the liability sensitive position reported per the one-year gap analysis. However, if such deposits were treated differently, the one-year gap would then change accordingly. It should be noted that depositors may not necessarily immediately withdraw funds in the event deposit rates offered by INB did not change as quickly and uniformly as changes in general market rates.

The table that follows summarizes the results of certain scenarios of our earnings simulation model as of September 30, 2014. The model takes into account our gap analysis as further adjusted by additional assumptions, including deposit decay factors for both rate and non-rate sensitive deposits. Furthermore, in determining the assumed rates offered on our deposit accounts in the model, we use internally developed beta factors that utilize historical data based on a specific time frames for both rising and declining interest rate environments.

		Rate Shock Scenario
($ in thousands)	Base Net interest and Dividend Income	100 Basis Point Decrease (1)	200 Basis Point Increase (1)	300 Basis Point Increase (2)
Next 12 months	$42,914	$42,561	$40,300	$35,632
% change		-0.82%	-6.09%	-16.97%

Next 13-24 months	$43,437	$39,947	$39,531	$37,955
% change		-8.03%	-8.99%	-12.62%

2 Year Cumulative	$86,351	$82,508	$79,831	$73,587
% change		-4.45%	-7.55%	-14.78%

(1)	The model for this scenario covers a 24 month horizon and assumes interest rate changes are gradually ramped up or down over a 12 month horizon using various assumptions based upon a parallel yield curve shift and are subsequently sustained at those levels for the remainder of the simulation horizon.
(2)	The model for this scenario utilizes an instantaneous parallel rate shock and is maintained at those levels for the entire simulation horizon.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending, security investing, deposit-taking and borrowing activities. We do not engage in and accordingly have no direct risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in note 14 to the financial statements in this report. We also actively monitor and manage our interest rate risk exposure as discussed in Item 2 above under the caption “Asset and Liability Management.”

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Principal Executive and Financial Officers, the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that as of September 30, 2014, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Based on review and consultation with our legal counsel, we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, financial position or liquidity, other than litigation discussed below related to our proposed Merger disclosed in note 1 to the financial statements in this report.

On August 7, 2014, a putative class action complaint, captioned GreenTech Research LLC v. Callen, et al. (the “Greentech Action”), was filed in the Supreme Court of the State of New York for New York County, by an entity purporting to be a stockholder of Intervest. On August 19, 2014, a putative class action complaint, captioned Sonnenberg v. Intervest Bancshares Corp., et al., was filed in the Supreme Court of the State of New York for New York County, by an entity purporting to be a stockholder of IBC (also referred to as Intervest). Each of the complaints alleges that the directors of Intervest breached their fiduciary duties to Intervest’s stockholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Intervest and includes preclusive deal protection provisions; and that Intervest and Ozarks allegedly aided and abetted the Intervest directors in breaching their duties to Intervest’s stockholders. The complaints seek court certification of the respective plaintiffs as class representatives and that such proceedings may proceed as stockholder class actions, and various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, rescission or an award of rescissory damages in the event that the merger is consummated, an accounting by the defendants to the plaintiff class for all damages caused by the defendants, recovery of plaintiffs’ costs and attorneys’ and experts’ fees relating to the lawsuit, and such further relief as the court deems just and proper. The individual plaintiffs and the defendants have stipulated to the court that the two actions, as well as any further actions brought in the same court, should be consolidated for further proceedings in the same court in order to minimize expense and promote a more efficient proceeding. On October 14, 2014, the plaintiff in the Greentech Action filed an amended complaint alleging, among other things, inadequacy of the disclosures contained in the proxy statement/prospectus included in the Registration Statement on Form S-4 filed by Ozarks on September 29, 2014. The defendants named in these lawsuits, including Intervest, deny the allegations in the complaints and intend to vigorously defend against these lawsuits.

ITEM 1A.	Risk Factors

This item requires disclosure of any new or material changes to our risk factors disclosed in our 2013 10-K, where such factors are discussed on pages 27 through 35. There were no material changes to the risk factors during the quarter ended September 30, 2014, other than two new risk factors discussed below, both of which are associated with the proposed merger with Ozarks. The risks described below and in our 2013 10-K are not the only risks facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

The proposed merger with Bank of the Ozarks, Inc. may not be completed or the Merger Agreement may be terminated in accordance with its terms, which could adversely affect our business and results of operations.

On July 31, 2014, IBC and INB entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Bank of the Ozarks, Inc. (“Ozarks”) and its wholly-owned bank subsidiary, Bank of the Ozarks, relating to a proposed merger transaction. The merger is expected to be completed by the end of the first quarter of 2015.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include: approval of the Merger Agreement by the stockholders of IBC, receipt of requisite regulatory approvals, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements. If the required conditions to the closing of the merger are not fulfilled, then the merger may not be completed.

Furthermore, the parties may mutually decide to terminate the Agreement at any time, before or after approval by the stockholders of IBC, or the parties may elect to terminate the Agreement in certain other circumstances. If the Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management and the board of directors on the merger. In addition, if the Agreement is terminated, the market price of our common stock might decline. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, we may not be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration we anticipate will be paid to IBC stockholders in connection the the proposed merger with Ozarks. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $7.9 million to Ozarks or liquidated damages of $1.75 million. Ozarks is not required to pay us any fees if the Merger Agreement is terminated.

In connection with the proposed merger, we will incur significant expenses and be subject to business uncertainties while the merger is pending. Our business, operations and financial results may be materially adversely affected by such expenses and business uncertainties arising in connection with the proposed merger.

In connection with the proposed merger, we incurred approximately $0.8 million through September 30, 2014 in merger related expenses and will continue to incur indirect and direct merger related expenses, which will be significant. We will also be subject to business uncertainties while the merger is pending, including the potential loss of key employees. Uncertainty about the effect of the merger on our employees, as well as our customers, borrowers and the real estate brokers that we use to generate our real estate loans, may have an adverse effect on our business.

These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and could cause our customers, borrowers, real estate brokers and others that deal with us to seek to change or eliminate existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as employees may experience uncertainty about their future roles. Since the merger was announced, we have lost some employees and officers. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business and financial results could be negatively impacted. Furthermore, a failed merger transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business will not be negatively impacted if the merger is not consummated.

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

INTERVEST BANCSHARES CORPORATION (Registrant)

Date: November 4, 2014	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2014	By:	/s/ John J. Arvonio
John J. Arvonio, Chief Financial and Accounting Officer
(Principal Financial Officer)

Intervest Bancshares Corporation and Subsidiary

Exhibit Index

The following exhibits are filed as part of this report.

Exhibit #	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of July 31, 2014, by and among Intervest Bancshares Corporation, Intervest National Bank, Bank of the Ozarks, Inc. and Bank of the Ozarks (incorporated herein by reference to Exhibit 2.1 to IBC’s Current Report on Form 8-K filed on July 31, 2014). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to this agreement were not filed with this exhibit. The schedules contain various items relating to the business of and the representations and warranties made by IBC and INB. IBC agrees to furnish supplementally any omitted schedule to the SEC upon request.

2.2	List of Schedules to the Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.2 to IBC’s Current Report on Form 8-K filed on July 31, 2014).

31.0	Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0	Certification of the principal executive and financial officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.0

The following materials from Intervest Bancshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL):

(i)     Condensed Consolidated Balance Sheets;

(ii)    Condensed Consolidated Statements of Earnings;

(iii)  Condensed Consolidated Statements of Comprehensive Income;

(iv)   Condensed Consolidated Statements of Changes in Stockholders’ Equity;

(v)    Condensed Consolidated Statements of Cash Flows; and

(vi)   Related financial statement footnotes.